Form 10-K
period 2008-09-27
Pescor, Inc; Grafco Industries Limited Partnership; Covalence Specialty Coatings LLC; BERRY STERLING CORP; Berry Plastics Acquisition CORP XIII; Berry Plastics Acquisition CORP XI; BERRY IOWA CORP; Berry Plastics Acquisition CORP X; Rollpack Acquisition CORP; PACKERWARE CORP
filed 2008-12-16
CIK 1381510, 1426496, 1372793, 1075619, 1381521, 1381519, 919467, 1381518, 1397551, 1075620

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
September 27, 2008
or

[ ]Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 333-138380
BERRY PLASTICS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	35-1814673
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)
101 Oakley Street Evansville, Indiana	47710
(Address of principal executive offices)	(Zip code)

SEE TABLE OF ADDITIONAL REGISTRANT GUARANTORS

Registrant’s telephone number, including area code:  (812) 424-2904

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.  Yes [X]  No [   ]

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [     ]                        Accelerated filer  [     ]                                   Non-accelerated filer [  X  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes [   ]  No [X]

As of December 1, 2008, all of the outstanding 100 shares of the Common Stock, $.01 par value, of Berry Plastics Corporation were held by Berry Plastics Group, Inc.

DOCUMENTS INCORPORATED BY REFERENCE
None

Table of Additional Registrant Guarantors

Exact Name	Jurisdiction of Organization	Primary Standard Industrial Classification Code Number	I.R.S. Employer Identification No.	Name, Address and Telephone Number of Principal Executive Offices
Aerocon, LLC	Delaware	3089	35-1948748	(a)
Berry Iowa, LLC	Delaware	3089	42-1382173	(a)
Berry Plastics Design, LLC	Delaware	3089	62-1689708	(a)
Berry Plastics Technical Services, Inc.	Delaware	3089	57-1029638	(a)
Berry Sterling Corporation	Delaware	3089	54-1749681	(a)
CPI Holding Corporation	Delaware	3089	34-1820303	(a)
Knight Plastics, Inc.	Delaware	3089	35-2056610	(a)
Packerware Corporation	Delaware	3089	48-0759852	(a)
Pescor, Inc.	Delaware	3089	74-3002028	(a)
Poly-Seal, LLC	Delaware	3089	52-0892112	(a)
Venture Packaging, Inc.	Delaware	3089	51-0368479	(a)
Venture Packaging Midwest, Inc.	Delaware	3089	34-1809003	(a)
Berry Plastics Acquisition Corporation III	Delaware	3089	37-1445502	(a)
Berry Plastics Opco, Inc.	Delaware	3089	30-0120989	(a)
Berry Plastics Acquisition Corporation V	Delaware	3089	36-4509933	(a)
Berry Plastics Acquisition Corporation VIII	Delaware	3089	32-0036809	(a)
Berry Plastics Acquisition Corporation IX	Delaware	3089	35-2184302	(a)
Berry Plastics Acquisition Corporation X	Delaware	3089	35-2184301	(a)
Berry Plastics Acquisition Corporation XI	Delaware	3089	35-2184300	(a)
Berry Plastics Acquisition Corporation XII	Delaware	3089	35-2184299	(a)
Berry Plastics Acquisition Corporation XIII	Delaware	3089	35-2184298	(a)
Berry Plastics Acquisition Corporation XV, LLC	Delaware	3089	35-2184293	(a)
Kerr Group, LLC	Delaware	3089	95-0898810	(a)
Saffron Acquisition, LLC	Delaware	3089	94-3293114	(a)
Setco, LLC	Delaware	3089	56-2374074	(a)
Sun Coast Industries, LLC	Delaware	3089	59-1952968	(a)
Tubed Products, LLC	Delaware	3089	56-2374082	(a)
Cardinal Packaging, Inc.	Ohio	3089	34-1396561	(a)
Landis Plastics, LLC	Delaware	3089	36-2471333	(a)
Covalence Specialty Adhesives LLC	Delaware	2672	20-4104683	(a)
Covalence Specialty Coatings LLC	Delaware	2672	20-4104683	(a)
Caplas LLC	Delaware	3089	20-3888603	(a)
Caplas Neptune, LLC	Delaware	3089	20-5557864	(a)
Captive Holdings, Inc.	Delaware	3089	20-1290475	(a)
Captive Plastics, Inc.	New Jersey	3089	22-1890735	(a)
Grafco Industries Limited Partnership	Maryland	3089	52-1729327	(a)
Rollpak Acquisition Corporation	Indiana	3089	03-0512845	(a)
Rollpak Corporation	Indiana	3089	35-1582626	(a)

(a)  101 Oakley Street, Evansville, IN 47710

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K includes "forward-looking statements," within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with respect to our financial condition, results of operations and business and our expectations or beliefs concerning future events.  Such statements include, in particular, statements about our plans, strategies and prospects under the headings "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Business."  You can identify certain forward-looking statements by our use of forward-looking terminology such as, but not limited to, "believes," "expects," "anticipates," "estimates," "intends," "plans," "targets," "likely," "will," "would," "could" and similar expressions that identify forward-looking statements.  All forward-looking statements involve risks and uncertainties.  Many risks and uncertainties are inherent in our industry and markets. Others are more specific to our operations.  The occurrence of the events described and the achievement of the expected results depend on many events, some or all of which are not predictable or within our control. Actual results may differ materially from the forward-looking statements contained in this Form 10-K.  Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

•	changes in prices and availability of resin and other raw materials and our ability to pass on changes in raw material prices on a timely basis;
•	catastrophic loss of one of our key manufacturing facilities;
•	risks related to our acquisition strategy and integration of acquired businesses;
•	risks associated with our substantial indebtedness and debt service;
•	performance of our business and future operating results;
•	risks of competition, including foreign competition, in our existing and future markets;
•	reliance on unpatented know-how and trade secrets
•	general business and economic conditions, particularly an economic downturn;
•	increases in the cost of compliance with laws and regulations, including environmental laws and regulations; and
•	the other factors discussed in the section of this Form 10-K titled “Risk Factors.”

We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this Form 10-K may not in fact occur. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

TABLE OF CONTENTS

BERRY PLASTICS CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 27, 2008

Item 1.  BUSINESS

General

We believe we are one of the world’s leading manufacturer and marketers of plastic packaging products, plastic film products, specialty adhesives and coated products.  We manufacture a broad range of innovative, high quality packaging solutions using our collection of over 1,800 proprietary molds and an extensive set of internally developed processes and technologies. Our principal products include containers, drink cups, bottles, closures and overcaps, tubes and prescription containers, trash bags, stretch films, plastic sheeting, and tapes which we sell into a diverse selection of attractive and stable end markets, including food and beverage, healthcare, personal care, quick service and family dining restaurants, custom and retail, agricultural, horticultural, institutional, industrial, construction, aerospace, and automotive.  We sell our packaging solutions to approximately 13,000 customers, ranging from large multinational corporations to small local businesses comprised of a favorable balance of leading national blue-chip customers as well as a collection of smaller local specialty businesses.  We believe that we are one of the largest global purchasers of polyethylene resin, our principal raw material representing approximately 56% of our total resin pounds, buying approximately 1.2 billion pounds annually.  We believe that our proprietary tools and technologies, low-cost manufacturing capabilities and significant operating and purchasing scale provide us with a competitive advantage in the marketplace. Our unique combination of leading market positions, proven management team, product and customer diversity and manufacturing and design innovation provides access to a variety of growth opportunities. Our top 10 customers represented approximately 21% of our fiscal 2008 net sales with no customer accounting for more than 6% of our fiscal 2008 net sales.  The average length of our relationship with these customers was 22 years. Additionally, we operate 68 strategically located manufacturing facilities and have extensive distribution capabilities.

Formation of Berry Holding

On February 16, 2006, Apollo Management, L. P. (“Apollo”), an investment management firm, through its affiliate Apollo Management V., L. P., acquired substantially all of the assets and liabilities of Tyco Plastics & Adhesives (“TP&A”) under a Stock and Asset Purchase Agreement dated December 20, 2005 among Covalence Specialty Materials Holding Corp. (“Old Covalence Holding”), Tyco International S.A., and Tyco Group S.ar.l.  These assets and liabilities were acquired by Old Covalence Holding’s wholly owned subsidiary Covalence Specialty Materials Corp. (“Old Covalence”) and its affiliates.   Old Covalence recorded the assets and liabilities using the purchase method of accounting.

On September 20, 2006, Berry Plastics Group, Inc.’s (an affiliate of Apollo and investee of Apollo Investment Fund VI, L. P.) (“Old Berry Group”) wholly owned subsidiary BPC Acquisition Corp. merged with and into BPC Holding Corporation pursuant to an agreement and plan of merger (the “Apollo Berry Merger”), dated June 28, 2006, with BPC Holding Corporation continuing as the surviving corporation.  Following the consummation of the Apollo Berry Merger, BPC Holding Corporation changed its name to Berry Plastics Holding Corporation (“Old Berry Holding”).  Pursuant to the Apollo Berry Merger, Old Berry Holding was a wholly owned subsidiary of Old Berry Group, the principal stockholders of which were Apollo Investment Fund VI, L.P., AP Berry Holdings, LLC, Graham Berry Holdings, L.P. and management.  Apollo Investment Fund VI, L.P. and AP Berry Holdings, LLC are affiliates of Apollo.  Graham Berry Holdings, L.P. is an affiliate of Graham Partners, Inc. (“Graham”), a private equity firm.  The Apollo Berry Merger was accounted for using the purchase method of accounting.

On April 3, 2007, Old Covalence Holding merged with Old Berry Group (the “Merger”).  Old Covalence Holding was the surviving corporation and changed its name to Berry Plastics Group, Inc. (“Berry Group”).  As a result of the Merger, Old Berry Holding and Old Covalence were combined as a direct subsidiary of Berry Group and retained the name Berry Plastics Holding Corporation.

Prior to the Merger, Old Covalence and Old Berry Holding were considered entities under the common control of Apollo as defined in Emerging Issues Task Force (“EITF”) Issue No. 02-5, Definition of Common Control in Relation to FASB Statement of Financial Accounting Standards No. 141, Business Combinations.  As a result of the Merger, the financial statements of these entities are being presented retroactively on a combined basis in a manner similar to a pooling of interests, and include the results of operations of each business from the date of acquisition by the Apollo affiliates.

In connection with the closing of the Merger, Berry Plastics Holding Corporation adopted the fiscal year-end of the accounting acquirer, Old Covalence.  The Company, therefore, adopted a September year-end and commencing with periodic reports after the consummation of the Merger on April 3, 2007, began filing its periodic reports on a combined basis.

In December 2007, Berry Plastics Holding Corporation completed an internal entity restructuring.  Pursuant to this restructuring, effective December 28, 2007, Berry Plastics Corporation converted to Berry Plastics, LLC and then merged with and into Berry Plastics Holding Corporation.  In addition, Berry Plastics Holding Corporation changed its name to Berry Plastics Corporation (“Berry” or the “Company”).  References herein to “we”, “us”, the “Company”, “Berry”, and “Berry Plastics” refer to Berry Group and its consolidated subsidiaries, including Berry, after giving effect to the transactions.

History of Old Berry Holding

Imperial Plastics was established in 1967 in Evansville, Indiana.  Berry Plastics, Inc. was formed in 1983 to purchase substantially all of the assets of Imperial Plastics.  In 1988, Berry Plastics, Inc. acquired Gilbert Plastics of New Brunswick, New Jersey, a leading manufacturer of aerosol overcaps, and subsequently relocated Gilbert Plastics’ production to Berry Plastics, Inc.’s Evansville, Indiana facility.

We have continued to grow both organically and through acquisition by acquiring companies that we believed would improve our financial performance in the long-term, expand our product lines, or in some cases, provide us with a new or complementary product line.  In 1992, we acquired the assets of the Mammoth Containers division of Genpak Corporation. In 1995, we acquired substantially all of the assets of Sterling Products, Inc., a producer of injection-molded plastic drink cups and lids, and Tri-Plas, Inc., a manufacturer of injection-molded containers.  In 1997, we acquired (1) certain assets of Container Industries, Inc., a manufacturer and marketer of injection-molded industrial and pry-off containers, (2) PackerWare Corporation, a manufacturer and marketer of plastic containers, drink cups, housewares, and lawn and garden products, (3) substantially all of the assets of Virginia Design Packaging Corp., a manufacturer and marketer of injection-molded containers used primarily for food packaging, and (4) Venture Packaging, Inc., a manufacturer and marketer of injection-molded containers used in the food, dairy and various other markets.  In 1998, we acquired substantially all of the assets of the Knight Engineering and Plastics Division of Courtaulds Packaging Inc., a manufacturer of aerosol overcaps.  In 1999, we acquired all of the outstanding capital stock of CPI Holding Corporation, the parent company of Cardinal Packaging, Inc., a manufacturer and marketer of open-top containers.  In 2000, we acquired all of the outstanding capital stock of (1) Poly-Seal Corporation, a manufacturer and marketer of closures and (2) Capsol S.p.a. (now known as Capsol Berry Plastics S.p.a.), a manufacturer and marketer of aerosol overcaps and closures.  In 2001, we acquired all of the outstanding capital stock of Pescor Plastics, Inc., a manufacturer and marketer of drink cups, and in 2002, we acquired the injection molding assets from Mount Vernon Plastics Corporation.  In 2003, we acquired (1) the 400 series continuous threaded injection molded closure assets from CCL Plastic Packaging, (2) the injection molded overcap lid assets from APM Inc., and (3) all of the outstanding capital stock of Landis Plastics, Inc., a manufacturer and marketer of open-top containers.  In 2005, (1) a subsidiary of Berry, Berry Plastics de México, S. de R.L. de C.V., acquired all of the injection molding closure assets from Euromex Plastics, S.A. de C.V., and (2) we acquired Kerr Group, Inc., a manufacturer and marketer of closures, bottles, vials, and tubes.

Recent Acquisitions

Rollpak Acquisition, Corp.

On April 11, 2007, we completed the acquisition of 100% of the outstanding common stock of Rollpak Acquisition Corporation, which is the sole stockholder of Rollpak Corporation (“Rollpak”).  Rollpak is a flexible film manufacturer located in Goshen, Indiana.  The purchase price was funded utilizing cash on hand.

MAC Closures, Inc.

On December 19, 2007, the Company acquired 100% of the outstanding common stock of MAC Closures, Inc. (“MAC”), a plastic cap and closure manufacturer located in Waterloo, Quebec.  MAC is a fully integrated manufacturer of injection molded plastic caps and closures primarily serving the pharmaceutical, nutraceutical, personal care, amenity, and household and industrial chemical industries.  MAC manufactures stock and custom products for U.S. and Canadian based private and national brand owners, distributors and other packaging suppliers and is included in our rigid closed top segment.  The purchase price was funded utilizing cash on hand from the sale-leaseback transaction discussed elsewhere in this Form 10-K.

Captive Holdings, LLC

On February 5, 2008, Berry completed its purchase of the outstanding capital stock of Captive Holdings, Inc., the parent company of Captive Plastics, Inc. (“Captive”).  Captive manufactures blow-molded bottles and injection-molded closures for the food, healthcare, spirits and personal care end markets and is included in the Company’s rigid closed top segment.  To finance the purchase, Berry used the proceeds from a $520.0 million bridge loan facility which was subsequently retired with the issuance of the Senior Secured First Priority Notes.

Product Overview

We organize our business into four operating divisions: rigid open top, rigid closed top, flexible films, and tapes and coatings.  Additional financial information about our business segments is provided in “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the “Notes to Consolidated Financial Statements,” which are included elsewhere in this Form 10-K.

Rigid Open Top

Our rigid open top division is comprised of three product categories: containers, foodservice items (drink cups, institutional catering, and cutlery) and home and party.  The largest end-uses for our containers are food and beverage products, building products and chemicals.  We believe that we offer one of the broadest product lines among U.S.-based injection-molded plastic container and drink cup manufacturers and are a leader in thermoformed container and drink cup offerings, which provide a superior combination of value and quality relative to competing processes.  Many of our open top products are manufactured from proprietary molds that we develop and own, which results in significant switching costs to our customers.  In addition to a complete product line, we have sophisticated printing capabilities and in-house graphic arts and tooling departments, which allow us to integrate ourselves into, and add material value to, our customers’ packaging design process.  Our product engineers work directly with customers to design and commercialize new products.  In order to identify new markets and applications for existing products and opportunities to create new products, we rely extensively on our national sales force.  Once these opportunities are identified, our sales force works with our product design engineers and artists to satisfy customers’ needs.  Our low-cost manufacturing capability with plants strategically located throughout the United States and a dedication to high-quality products and customer service have allowed us to further develop and maintain strong relationships with our attractive base of customers.  We have a diverse customer base for our open top products, and no single open top customer exceeded 6% of the Company’s total net sales in fiscal 2008.  Our primary competitors include Airlite, Huhtamaki, Letica, Polytainers, WinCup, Pactiv and Solo.  These competitors individually only compete on certain of our open top products, whereas we offer the entire selection of open top products described below.

Containers.  We manufacture a collection of nationally branded container products and also seek to develop customized container products for niche applications by leveraging of our state-of-the-art design, decoration and graphic arts capabilities.  This mix allows us to both achieve significant economies of scale, while also maintaining an attractive portfolio of specialty products.  Our container capacities range from 4 ounces to 5 gallons and are offered in various styles with accompanying lids, bails and handles, some of which we produce, as well as a wide array of decorating options.  We have long-standing supply relationships with many of the nation’s leading food and consumer products companies, including Dannon, Dean Foods, General Mills, Kraft, Kroger and Unilever.

    Foodservice. We believe that we are the largest provider of large size thermoformed polypropylene (“PP”) and injection-molded plastic drink cups in the United States.  We are the leading producer of 32 ounce or larger thermoformed PP drink cups and offer a product line with sizes ranging from 12 to 52 ounces.  Our thermoform process uses PP instead of more expensive polystyrene or polyethylene terephthalate (“PET”) in producing deep draw drink cups to generate a cup of superior quality with a material competitive cost advantage versus thermoformed polystyrene or PET drink cups.  Additionally, we produce injection-molded plastic cups that range in size from 12 to 64 ounces.  Primary markets for our plastic drink cups are quick service and family dining restaurants, convenience stores, stadiums and retail stores.  Many of our cups are decorated, often as promotional items, and we believe we have a reputation in the industry for innovative, state-of-the-art graphics.  Selected drink cup customers and end users include Hardee’s, McDonald’s, Quik Trip, Starbucks, Subway, Wendy’s and Yum! Brands.

Home and Party.  Our participation in the home and party market is focused on producing semi-disposable plastic home and party and plastic garden products.  Examples of our products include plates, bowls, pitchers, tumblers and outdoor flowerpots.  We sell virtually all of our products in this market through major national retail marketers and national chain stores, such as Wal-Mart.  PackerWare is our recognized brand name in these markets and PackerWare branded products are often co-branded by our customers.  Our strategy in this market has been to provide high value to consumers at a relatively modest price, consistent with the key price points of the retail marketers.  We believe outstanding service and the ability to deliver products with timely combination of color and design further enhance our position in this market.  This focus allowed PackerWare to be named Wal-Mart’s category manager in two of its seasonal home and party departments.

Rigid Closed Top

Our rigid closed top division is comprised of three product categories; closures and overcaps, bottles and prescription containers, and tubes.  We believe that this line of products gives us a competitive advantage in being able to provide a complete plastic package to our customers.  We have a number of leading positions in which we have been able to leverage this capability such as prescription container packages, Tab II® pharmaceutical packages, and proprietary tube and closure designs.  Our innovative design center and product development engineers regularly work with our customers to develop differentiated packages that offer unique shelf presence, functionality, and cost competitiveness.  Combine our design expertise with our world class manufacturing facilities, and we are uniquely positioned to take projects from creative concept to delivered end product.  We utilize a broad range of manufacturing technologies, offering several different manufacturing processes, including various forms of injection, extrusion, compression, and blow molding, as well as decorating and lining services.  This allows us to match the optimal manufacturing platform with each customer’s desired package design and volume.  Our quality system, which includes an emphasis on process control and vision technology, allows us to meet the increasingly high performance and cosmetic standards of our customers.  We serve a diverse customer base, with no single customer exceeding 3% of the Company’s total net sales in fiscal 2008.  Our primary competitors include Alcoa, Cebal, Graham Packaging, Rexam, Phoenix, Seaquist and Silgan.  With few exceptions, these competitors do not compete with us across many of our products and market segments.  We believe that we are the only industry participant that offers the entire product line of our rigid closed top products described below.  We have a strong reputation for quality and service, and have received numerous “Supplier Quality Achievement Awards” from customers, as well as “Distribution Industry Awards” from market associations.

Closures and Overcaps.  We are a leading producer of closures and overcaps across several of our product lines, including continuous thread and child resistant closures, as well as aerosol overcaps.  Our dispensing closure business has been growing rapidly, as more consumer products migrate towards functional closures.  We currently sell our closures into numerous end markets, including pharmaceutical, vitamin/nutritional, healthcare, food/beverage and personal care.  In addition to traditional closures, we are a provider of a wide selection of custom closure solutions including fitments and plugs for medical applications, cups and spouts for liquid laundry detergent, and dropper bulb assemblies for medical and personal care applications.  Further, we believe that we are the leading domestic producer of injection-molded aerosol overcaps.  Our aerosol overcaps are used in a wide variety of consumer goods including spray paints, household and personal care products, insecticides and numerous other commercial and consumer products.  We believe our technical expertise and manufacturing capabilities provide us a low cost position that has allowed us to become a leading provider of high quality closures and overcaps to a diverse set of leading companies.  Our manufacturing advantage is driven by our position on the forefront of various technologies, including the latest in single and bi-injection processes, compression molding of thermoplastic and thermoset resins, precise reproduction of colors, automation and vision technology, and proprietary packing technology that minimizes freight cost and warehouse space.  The majority of our overcaps and closures are manufactured from proprietary molds, which we design, develop, and own.  In addition to these molds, we utilize state of the art lining, assembly, and decorating equipment to enhance the value and performance of our products in the market.  Our closure and aerosol overcap customers include McCormick, Bayer, Diageo, Pepsico, Wyeth, Kraft, Sherwin-Williams and S.C. Johnson.

Bottles and Prescription Containers.  Our bottle and prescription container businesses target similar markets as our closure business.  We believe we are the leading supplier of spice containers in the United States and have a leadership position in various vitamin and nutritional markets, as well as selling bottles into prescription and pharmaceutical applications.  Additionally, we are a leading supplier in the prescription container market, supplying a complete line of amber containers with both one-piece and two-piece child-resistant closures.  We offer a variety of personal care packages, and see the personal care market as a strong opportunity to grow our business.  We offer an extensive line of stock polyethylene (“PE”) and PET bottles for the vitamin and nutritional markets.  Our design capabilities, along with internal engineering strength give us the ability to compete on customized designs to provide desired differentiation from traditional packages.  We also offer our customers decorated bottles with hot stamping, silk screening and labeling.  We sell these products to personal care, pharmaceutical, food and consumer product customers, including McCormick, CVS, NBTY/Leiner, Target Stores, John Paul Mitchell and Novartis.

Tubes.  We believe that we are one of the largest suppliers of extruded plastic squeeze tubes in the United States.  We offer a complete line of tubes from 1/2” to 2 3/16” in diameter.  We have also introduced laminate tubes to complement our extruded tube business.  Our focus and investments are made to ensure that we are able to meet the increasing trend towards large diameter tubes with high-end decoration.  We have several proprietary designs in this market that combine tube and closure, that have won prestigious package awards, and are viewed as very innovative both in appearance, functionality, and from a sustainability standpoint.  The majority of our tubes are sold in the personal care market, focusing on products like facial/cold creams, shampoos, conditioners, bath/shower gels, lotions, sun care, hair gels and anti-aging creams.  We also sell our tubes into the pharmaceutical and household chemical markets.  We believe that our ability to provide creative package designs, combined with a complementary line of closures, makes us a preferred supplier for many customers in our target markets including Kao Brands, L’Oreal, Avon, and Procter & Gamble.

Flexible Films

Our flexible films division manufactures and sells primarily PE-based film products. Our principal products include trash bags, drop cloths, agricultural film, stretch film, shrink film and custom packaging film. We are one of the largest producers of plastic trash bags, stretch film and plastic sheeting in the United States. Our Ruffies trash bags are a leading value brand of retail trash bags in the United States. Our products are used principally in the agricultural, horticultural, institutional, foodservice and retail markets.  We have a diverse customer base, with no single customer accounting for more than 6% of the Company’s total net sales in fiscal 2008.  Our primary competitors include PolyAmerica, Pliant, Heritage, AEP, Sygma and Pactiv. The flexible film division includes the following product groups:

Do-It-Yourself—We sell branded and private label plastic sheeting for construction, consumer, and agricultural end users.  These products are sold under leading brands such as Film-Gard® and Tufflite®.  Our products also include drop cloths, painters’ plastics, greenhouse films, irrigation tubing, Ruffies®, Ruffies Pro® and private label trash bags.  Our do-it-yourself products are sold primarily through wholesale outlets, hardware stores and home centers, paint stores and mass merchandisers, as well as agricultural distributors.  Our institutional customers include Home Depot, Lowes, True Value and ACE.

Institutional—We sell trash-can liners and food bags for “away from home” locations such as offices, restaurants, schools, hospitals, hotels, municipalities and manufacturing facilities.  We also sell products under the Big City®, Hospi-Tuff®, Plas-Tuff®, Rhino-X® and Steel-Flex® brands.  Our institutional customers include Unisource and Gorden Food Service.

Custom Films—We manufacture a diverse group of niche custom films, including shrink-bundling film, used to wrap and consolidate sets of products, and barrier films for food, beverage and industrial packaging.  These products are sold directly to converters and end users, as well as through distributors.  Our custom films customers include Nestle and Group O.

Stretch Films—We produce both hand and machine-wrap stretch films, which are used by end users to wrap products and packages for storage and shipping.  We sell stretch film products to distributors and retail and industrial end users under the MaxTech® and PalleTech® brands.  Our stretch films customers include XPEDX and Unisource.

Retail—We primarily sell branded and private label retail trash bags.  Our Ruffies® brand of trash bags is a leading value brand in the United States.  Private label products are manufactured to the specifications of retailers and carry their customers’ brands.  Retail products are sold to mass merchandisers, grocery stores, and drug stores.  Our retail customers include Walmart, Big Lots and HEB.

Tapes and Coatings

Our tapes and coatings division manufactures and sells tape, adhesive and corrosion protective products to a diverse base of customers around the world.  We offer a broad product portfolio of key product groups to a wide range of global end markets that include corrosion protection, HVAC, building and construction, industrial, retail, automotive medical and aerospace.  Our principal products include heat shrinkable and PE-based tape coatings, PE coated cloth tapes, splicing/laminating tapes, flame-retardant tapes, vinyl-coated tapes, and a variety of other specialty tapes, including carton sealing, masking, mounting and OEM medical tapes.  We specialize in manufacturing laminated and coated products for a diverse range of applications, including flexible packaging, products for the housing construction and woven polypropylene flexible intermediate bulk containers (“FIBC”).  We use a wide range of substrates and basic weights of paper, film, foil and woven and non-woven fabrics to service the residential building, industrial, food packaging, healthcare and military markets.  For fiscal 2008, no single customer accounted for more than 2% of the Company’s total net sales.  Our primary competitors include Intertape Polymers, 3M, ShurTape, Canusa, Denso, Caddalic, Coated Excellence and FortaFiber.

Tapes. We produce and sell a diverse portfolio of specialty adhesive products and provide products to end users in the industrial, oil, gas and water supply, HVAC, building and construction, retail, automotive, and medical markets.  We sell our products to a wide-range of customers, including retailers, distributors and end users.  We manufacture our products primarily under eight brands, including Nashua® and Polyken® and include the following product groups:

Tape Products—We are the leading North American manufacturer of cloth and foil tape products.  Other tape products include high-quality, high performance liners of splicing and laminating tapes, flame-retardant tapes, vinyl-coated and carton sealing tapes, electrical, double-faced cloth, masking, mounting, OEM medical and other specialty tapes.  These products are sold under the National™, Nashua®, and Polyken® brands in the United States.  Tape products are sold primarily through distributors and directly to end users and are used predominantly in industrial, HVAC, automotive, construction and retail market applications.  In addition to serving our core tape end markets, we are also a leading producer of tapes in the niche aerospace, construction and medical end markets.  We believe that our success in serving these additional markets is principally due to a combination of technical and manufacturing expertise leveraged in favor of customized applications.

Corrosion Protection Products—- We are the leading global producer of adhesive products to infrastructure, rehabilitation and new pipeline projects throughout the world.  Our products deliver superior performance across all climates and terrains for the purpose of sealing, coupling, rehabilitation and corrosion protection of pipelines.  Products include heat-shrinkable coatings, single- and multi-layer sleeves, pipeline coating tapes, anode systems for cathodic protection and epoxy coatings.  Our products are sold under a number of brands, including Polyken®, Powercrete®, Raychem® and Raychem Anodeflex®.  These products are used in oil, gas and water supply and construction applications.  Our customers primarily include contractors managing discrete construction projects around the world as well as distributors and applicators.

Specialty Adhesives—Our specialty adhesives manufacturing and design capabilities support many applications in virtually every industry.  We produce single and double coated transfer tapes for bonding applications for the medical, aerospace, specialty industrial and automotive assembly end markets.  Our products are primarily sold under its Patco™ and STG™ brand names and the vast majority of them are sold directly to end-use customers with whom we work to develop products for application-specific uses.

Coatings. We manufacture and sell a diversified portfolio of coated and laminated products, including flexible packaging, multi-wall bags, fiber-drum packaging, housewrap, and PP-based storage containers.  These products are sold for use in packaging, construction, and material handling applications.  We sell our coated products under a number of brands, including Barricade® and R-Wrap®.  In addition, a number of our construction-related products are also sold under private labels.  Our customers include converters, distributors, contractors and manufacturers.  We provide products to a diverse group of end users in the food, consumer, building and construction, medical, chemical, agriculture, mining and military markets under the following product lines:

Flexible Packaging – We manufacture specialty coated and laminated products for a wide variety of packaging applications.  The key end-markets and applications for our products include food, consumer, healthcare, industrial and military pouches, roll wrap, multi-wall bags and fiber drum packaging.  Our products are sold under the MarvelGuard™ and MarvelSeal™ brands and are predominately sold to converters who transform them into finished goods.

Building Products – We produce exterior linerboard and foil laminated sheathing, housewrap and exterior window and door flashings for the building and construction end-markets.  Our products are sold under a number of market leading brands, including Barricade®, Contour™, Energy-Wrap®, Opti-Flash®, R-Wrap®, Thermo-Ply®, and WeatherTrek®. These products are sold to wholesale distributors, lumberyards and directly to building contractors.

FIBC – We manufacture customized polypropylene-based, woven and sewn containers for the transportation and storage of raw materials such as seeds, titanium dioxide, clay and resin pellets.

Marketing and Sales

We reach our large and diversified base of approximately 13,000 customers through our direct field sales force of dedicated professionals and the strategic use of distributors.  Our field sales, production and support staff meet with customers to understand their needs and improve our product offerings and services.  Our scale enables us to dedicate certain sales and marketing efforts to particular products, customers or geographic regions, when applicable, which enables us to develop expertise that is valued by our customers.  In addition, because we serve common customers across segments, we have the ability to efficiently utilize our sales and marketing resources to minimize costs.  Highly skilled customer service representatives are strategically located throughout our facilities to support the national field sales force.  In addition, telemarketing representatives, marketing managers and sales/marketing executives oversee the marketing and sales efforts.  Manufacturing and engineering personnel work closely with field sales personnel and customer service representatives to satisfy customers’ needs through the production of high-quality, value-added products and on-time deliveries.

Our sales force is also supported by technical specialists and our in-house graphics and design personnel.  Our creative services department includes computer-assisted graphic design capabilities and in-house production of photopolymer printing plates.  We also have a centralized color matching and materials blending department that utilizes a computerized spectrophotometer to insure that colors match those requested by customers.

We believe that we have differentiated ourselves from competitors by building a reputation for high-quality products, customer service, and innovation.  Our sales team monitors customer service in an effort to ensure that we remain the primary supplier for our key accounts.  This strategy requires us to develop and maintain strong relationships with our customers, including end users as well as distributors and converters.  We have a technical sales team with significant knowledge of our products and processes, particularly in specialized products.  This knowledge enables our sales and marketing team to work closely with our research and development organization and our customers to co-develop products and formulations to meet specific performance requirements.  This partnership approach enables us to further expand our relationships with our existing customer base, develop relationships with new customers and increase sales of new products.

Manufacturing

We manufacture our rigid open top and rigid closed top products utilizing several primary molding methods including: injection, thermoforming, compression, tube extrusion and blow molding.  These processes begin with raw plastic pellets, which are then converted into finished products.  In the injection process, the raw pellets are melted to a liquid state and injected into a multi-cavity steel mold where the resin is allowed to solidify to take the final shape of the part.  In the thermoform process, the raw resin is softened to the point where sheets of material are drawn into multi-cavity molds and formed over the molds to form the desired shape.  Compression molding is a high-speed process that begins with a continuously extruded plastic melt stream that is cut while remaining at molding temperature and carried to the mold cavity.  Independent mold cavities close around the molten plastic, compressing it to form the part, which is cooled and ejected. In the tube extrusion process, we extrude resin that is solidified in the shape of a tube and then cut to length.  The tube then has the head added by using another extruder that extrudes molten resin into a steel die where the cut tube is inserted into the steel die.  In blow molding we use three blow molding systems: injection, extrusion, and stretch blow.  Injection blow molding involves injecting molten resin into a multiple cavity steel die and allowing it to solidify into a preform.  The parts are then indexed to a blow station where high-pressure air is used to form the preform into the bottle.  In extrusion blow molding, we extrude molten plastic into a long tube and then aluminum dies clamp around the tube and high-pressure air is used to form the bottle.  In stretch blow molding, we inject molten plastic into a multi-cavity steel mold where the parts are allowed to cool in the mold until they are solidified.  The parts are then brought to a stretch blow molding machine where they are reheated and then placed in aluminum dies where high pressure air is used to form the bottle.  The final cured parts are transferred from the primary molding process to corrugated containers for shipment to customers or for post-molding secondary operations (offset printing, labeling, lining, silkscreening, handle applications, etc.).

We manufacture our film products by combining thermoplastic resin pellets with other resins, plasticizers or modifiers, then melting them in a controlled, high temperature, pressurized process known as extrusion to create films with specific performance characteristics. The films are then placed on a circular core, packaged, and shipped directly to customers as rollstock or may undergo further processing. Additional processing steps can include printing various colors, slitting down to a narrower width roll or converting into finished bags.

We manufacture our tapes and coated products utilizing a wide variety of processing equipment including coating lines, calenders, and extruders.  Base raw materials include both PE and PP resins, as well as specialty resins, cloth, natural rubber, sythenthetic rubber, tackifiers and colorants that are converted into finished goods via the use of winding and slitting equipment.

We continuously test raw material and finished-good shipments to ensure that both our inputs and outputs meet our quality specifications.  Additionally, we perform regular audits of our products and processes throughout fabrication.  Given the highly competitive industry in which we compete, product quality is important to maintaining our market positions.  Our national manufacturing capabilities and broad distribution network allow us to provide a high level of service to our customers in nearly every major population center in North America. Our customer base includes many national retailers, manufacturers, and distributors which rely on us to distribute to locations throughout North America.  Our broad distribution network enables us to work in conjunction with our customers to minimize their lead times and inventory levels.  Each plant has maintenance capabilities to support manufacturing operations.  We have historically made, and intend to continue to make, significant capital investments in plant and equipment because of our objectives to improve productivity, maintain competitive advantages and foster continued growth.  Capital expenditures for 2008 were $162.4 million which includes a significant amount of expenditures for capacity additions and other growth opportunities across our business as well as expenditures related to cost-saving opportunities and our estimated annual level of maintenance capital expenditures of approximately $35.5 million.

Research, Product Development and Design

We believe our technology base and research and development support are among the best in the plastics packaging industry.  Using three-dimensional computer aided design technologies, our full time product designers develop innovative product designs and models for the packaging market.  We can simulate the molding environment by running unit-cavity prototype molds in small injection-molding, thermoform, compression and blow molding machines for research and development of new products.  Production molds are then designed and outsourced for production by various companies with which we have extensive experience and established relationships or built by our in-house tooling division located in Evansville.  Our engineers oversee the mold-building process from start to finish.  We currently have a collection of over 1,800 proprietary molds.  Many of our customers work in partnership with our technical representatives to develop new, more competitive products.  We have enhanced our relationships with these customers by providing the technical service needed to develop products combined with our internal graphic arts support.  We also utilize our in-house graphic design department to develop color and styles for new rigid products.  Our design professionals work directly with our customers to develop new styles and use computer-generated graphics to enable our customers to visualize the finished product.

Additionally, at our major technical centers in Lancaster, Pennsylvania, Lexington, Massachusetts, and Homer, Louisiana, and satellite technical hubs in Lakeville, Minnesota and Covington, Georgia, we prototype new ideas, conduct research and development of new products and processes, and qualify production systems that go directly to our facilities and into production.  We also have a complete product testing and quality laboratory at our Lancaster, Pennsylvania, technical center and in our pilot plants in our technical centers in Lexington, Massachusetts and Homer, Louisiana, we are able to experiment with new compositions and processes with a focus on minimizing waste and improving productivity.  With this combination of manufacturing simulation and quality systems support we are able to improve time to market and reduce cost.  We spent $13.9 million and $11.2 million on research and development in fiscal 2008 and fiscal 2007, respectively.

Quality Assurance

Total Quality Management philosophies, including the use of statistical process control and extensive involvement of employee teams are used to increase productivity and reduce cost.  We use the guidelines of ISO 9001/2000 to build a strong foundation that encourages employee involvement and team work.  Teamwork is the approach to problem-solving, increases continuous improvement and total employee participation.  Training is provided in Six Sigma and developing teamwork at all levels.

Teams utilize the Six Sigma methodology to improve internal processes and provide a systematic approach to problem solving resulting in improved customer service.  The drive for team work and continuous improvement is an ongoing quality focus.  All of our facilities are ISO9001/2000 certified or have ISO Certification as a key goal to be accomplished.

Certification requires a demonstrated compliance by a company with a set of shipping, trading and technology standards promulgated by the International Organization for Standardization (“ISO”).  ISO 9001/2000 is the discipline that encourages continuous improvement throughout the organization.  Extensive testing of parts for size, color, strength and material quality using statistical process control techniques and sophisticated technology is also an ongoing part of our quality assurance activities.

Systems

We have launched a project to migrate multiple legacy management information and accounting systems to a single, company wide, management information and accounting system.  The migration began in the third quarter of 2007 and is scheduled to be completed in 2009, with the exact timing being dependent upon future events.  Once fully implemented, this change to a shared services business model (for certain processes) along with a single, company wide, management information and accounting system is intended to further enhance our internal control over financial reporting and our operating efficiencies.

Sources and Availability of Raw Materials

The most important raw material purchased by us is plastic resin.  We purchased approximately $1.4 billion of resin in fiscal 2008 with approximately 56% of our resin pounds being PE, 29% PP, and 15% other.  Our plastic resin purchasing strategy is to deal with only high-quality, dependable suppliers, such as Chevron, DAK Americas, Dow, Dupont, Eastman Chemical, Exxon Mobil, Flint Hills Resources, Georgia Gulf, Lyondell/Bassell, Nova, PolyOne Corp., Sunoco, Total, and Westlake.  We believe that we have maintained strong relationships with these key suppliers and expect that such relationships will continue into the foreseeable future.  The resin market is a global market and, based on our experience, we believe that adequate quantities of plastic resins will be available at market prices, but we can give you no assurances as to such availability or the prices thereof.

We also purchase various other materials, including natural and butyl rubber, tackifying resins, chemicals and adhesives, paper and packaging materials, polyester staple, raw cotton, linerboard and kraft, woven and non-woven cloth and foil.  These materials are generally available from a number of suppliers.

Employees

At the end of fiscal 2008, we had approximately 13,800 employees.  We are party to the following collective bargaining agreements with the:

•	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (290 employees in Baltimore, MD), which expires in April 2009
•	United Steelworkers of America (33 employees in Vancouver, WA), which expires in January 2011
•	Unite Here Local 150 (111 employees in Bloomington, MN), which expires in March 2009
•	United Automobile, Aerospace, and Agricultural Implement Workers of America, Local 882 (69 employees in Columbus, GA) which expires in October 2009 and
•
United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO, Local 1008 (102 employees in Constantine, MI) which expires in December 2009

None of our other domestic employees are covered by collective bargaining agreements.  We believe our relations with our employees are good.

Patents and Trademarks

We rely on a combination of patents, trade secrets, unpatented know-how, trademarks, copyrights and other intellectual property rights, nondisclosure agreements and other protective measures to protect our proprietary rights.  We do not believe that any individual item of our intellectual property portfolio is material to our current business.  We employ various methods, including confidentiality and non-disclosure agreements with third parties, employees and consultants, to protect our trade secrets and know-how.  We have licensed, and may license in the future, patents, trademarks, trade secrets, and similar proprietary rights to and from third parties.

Environmental Matters and Government Regulation

Our past and present operations and our past and present ownership and operations of real property are subject to extensive and changing federal, state, local and foreign environmental laws and regulations pertaining to the discharge of materials into the environment, the handling and disposition of wastes, and cleanup of contaminated soil and ground water, or otherwise relating to the protection of the environment.  We believe that we are in substantial compliance with applicable environmental laws and regulations.  However, we cannot predict with any certainty that we will not in the future incur liability, which could be significant under environmental statutes and regulations with respect to non-compliance with environmental laws, contamination of sites formerly or currently owned or operated by us (including contamination caused by prior owners and operators of such sites) or the off-site disposal of regulated materials, which could be material.

We may from time to time be required to conduct remediation of releases of regulated materials at our owned or operated facilities.  None of our pending remediation projects are expected to result in material costs.  Like any manufacturer, we are also subject to the possibility that we may receive notices of potential liability in connection with materials that were sent to third-party recycling, treatment, and/or disposal facilities under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, (“CERCLA”), and comparable state statutes, which impose liability for investigation and remediation of contamination without regard to fault or the legality of the conduct that contributed to the contamination, and for damages to natural resources.  Liability under CERCLA is retroactive, and, under certain circumstances, liability for the entire cost of a cleanup can be imposed on any responsible party.  No such notices are currently pending which are expected to result in material costs.

The Food and Drug Administration (“FDA”) regulates the material content of direct-contact food and drug packages, including certain packages we manufacture pursuant to the Federal Food, Drug and Cosmetics Act.  Certain of our products are also regulated by the Consumer Product Safety Commission (“CPSC”) pursuant to various federal laws, including the Consumer Product Safety Act and the Poison Prevention Packaging Act.  Both the FDA and the CPSC can require the manufacturer of defective products to repurchase or recall such products and may also impose fines or penalties on the manufacturer.  Similar laws exist in some states, cities and other countries in which we sell our products.  In addition, laws exist in certain states restricting the sale of packaging with certain levels of heavy metals, imposing fines and penalties for non-compliance.  Although we use FDA approved resins and pigments in our products that directly contact food and drug products and believe they are in material compliance with all such applicable FDA regulations, and we believe our products are in material compliance with all applicable requirements, we remain subject to the risk that our products could be found not to be in compliance with such requirements.

The plastics industry, including us, is subject to existing and potential federal, state, local and foreign legislation designed to reduce solid wastes by requiring, among other things, plastics to be degradable in landfills, minimum levels of recycled content, various recycling requirements, disposal fees and limits on the use of plastic products.  In particular, certain states have enacted legislation requiring products packaged in plastic containers to comply with standards intended to encourage recycling and increased use of recycled materials.  In addition, various consumer and special interest groups have lobbied from time to time for the implementation of these and other similar measures.  We believe that the legislation promulgated to date and such initiatives to date have not had a material adverse effect on us.  There can be no assurance that any such future legislative or regulatory efforts or future initiatives would not have a material adverse effect on us.

Available Information

We make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments, if any, to those reports through our Internet website as soon as practicable after they have been electronically filed with or furnished to the SEC.  Our internet address is www.berryplastics.com.  The information contained on our website is not being incorporated herein.

Item 1A.  RISK FACTORS

Our substantial indebtedness could affect our ability to meet our obligations and may otherwise restrict our activities.

We have a significant amount of indebtedness.  On September 27, 2008, we had a total indebtedness of $3,599.6 million with cash and cash equivalents totaling $189.7 million.  We would have been able to borrow a further $99.4 million (reflects the reduction of Lehman’s total commitment of $18.3 million) under the revolving portion of our senior secured credit facilities.  We are permitted by the terms of our debt instruments to incur substantial additional indebtedness, subject to the restrictions therein.  Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have a material adverse effect on our business, financial condition and results of operations.

Our substantial indebtedness could have important consequences.  For example, it could:

•	make it more difficult for us to satisfy our obligations under our indebtedness;

•	limit our ability to borrow money for our working capital, capital expenditures, debt service requirements or other corporate purposes;

•
require us to dedicate a substantial portion of our cash flow to payments on our indebtedness, which would reduce the amount of cash flow available to fund working capital, capital expenditures, product development and other corporate requirements;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to respond to business opportunities; and

•	subject us to financial and other restrictive covenants, which, if we fail to comply with these covenants and our failure is not waived or cured, could result in an event of default under our debt.

Increases in resin prices or a shortage of available resin could harm our financial condition and results of operations.

To produce our products, we use large quantities of plastic resins, which accounted for 47% of our cost of goods sold in fiscal 2008.  Plastic resins are subject to price fluctuations, including those arising from supply shortages and changes in the prices of natural gas, crude oil and other petrochemical intermediates from which resins are produced.

Over the past several years, we have at times experienced rapidly increasing resin prices.  If rapid increases in resin prices continue, our revenue and profitability may be materially and adversely affected, both in the short-term as we attempt to pass through changes in the price of resin to customers under current agreements and in the long-term as we negotiate new agreements or if our customers seek product substitution.

We source plastic resin primarily from major industry suppliers such as Chevron, DAK Americas, Dow, Dupont, Eastman Chemical, Exxon Mobil, Flint Hills Resources, Georgia Gulf, Lyondell/Bassell, Nova, PolyOne Corp., Sunoco, Total, and Westlake.  We have long-standing relationships with certain of these suppliers but have not entered into a firm supply contract with any of them.  We may not be able to arrange for other sources of resin in the event of an industry-wide general shortage of resins used by us, or a shortage or discontinuation of certain types of grades of resin purchased from one or more of our suppliers.  Any such shortage may materially negatively impact our competitive position versus companies that are able to better or more cheaply source resin.

We may not be able to compete successfully and our customers may not continue to purchase our products.

We face intense competition in the sale of our products and compete with multiple companies in each of our product lines.  We compete on the basis of a number of considerations, including price, service, quality, product characteristics and the ability to supply products to customers in a timely manner.  Our products also compete with metal, glass, paper and other packaging materials as well as plastic packaging materials made through different manufacturing processes.  Some of these competitive products are not subject to the impact of changes in resin prices which may have a significant and negative impact on our competitive position versus substitute products.  Our competitors may have financial and other resources that are substantially greater than ours and may be better able than us to withstand price competition.  In addition, some of our customers do and could in the future choose to manufacture the products they require for themselves.  Each of our product lines faces a different competitive landscape.  Competition could result in our products losing market share or our having to reduce our prices, either of which would have a material adverse effect on our business and results of operations and financial condition.  In addition, since we do not have long-term arrangements with many of our customers these competitive factors could cause our customers to shift suppliers and/or packaging material quickly.

We may pursue and execute acquisitions, which could adversely affect our business.

As part of our growth strategy, we plan to consider the acquisition of other companies, assets and product lines that either complement or expand our existing business and create economic value.  We cannot assure you that we will be able to consummate any such transactions or that any future acquisitions will be consummated at acceptable prices and terms.  We continually evaluate potential acquisition opportunities in the ordinary course of business, including those that could be material in size and scope.  Acquisitions involve a number of special risks, including:

•	the diversion of management’s attention to the assimilation of the acquired companies and their employees and on the management of expanding operations;

•	the incorporation of acquired products into our product line;

•	the increasing demands on our operational systems;

•	possible adverse effects on our reported operating results, particularly during the first several reporting periods after such acquisitions are completed; and

•	the loss of key employees and the difficulty of presenting a unified corporate image.

We may become responsible for unexpected liabilities that we failed or were unable to discover in the course of performing due diligence in connection with historical acquisitions and any future acquisitions.  We have typically required selling stockholders to indemnify us against certain undisclosed liabilities.  However, we cannot assure you that indemnification rights we have obtained, or will in the future obtain, will be enforceable, collectible or sufficient in amount, scope or duration to fully offset the possible liabilities associated with the business or property acquired.  Any of these liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.

In addition, we may not be able to successfully integrate future acquisitions without substantial costs, delays or other problems.  The costs of such integration could have a material adverse effect on our operating results and financial condition.  Although we conduct what we believe to be a prudent level of investigation regarding the businesses we purchase, in light of the circumstances of each transaction, an unavoidable level of risk remains regarding the actual condition of these businesses.  Until we actually assume operating control of such business assets and their operations, we may not be able to ascertain the actual value or understand the potential liabilities of the acquired entities and their operations.

We may not be successful in protecting our intellectual property rights, including our unpatented proprietary know-how and trade secrets, or in avoiding claims that we infringed on the intellectual property rights of others.

In addition to relying on patent and trademark rights, we rely on unpatented proprietary know-how and trade secrets, and employ various methods, including confidentiality agreements with employees and consultants, to protect our know-how and trade secrets.  However, these methods and our patents and trademarks may not afford complete protection and there can be no assurance that others will not independently develop the know-how and trade secrets or develop better production methods than us.  Further, we may not be able to deter current and former employees, contractors and other parties from breaching confidentiality agreements and misappropriating proprietary information and it is possible that third parties may copy or otherwise obtain and use our information and proprietary technology without authorization or otherwise infringe on our intellectual property rights.  Additionally, we have licensed, and may license in the future, patents, trademarks, trade secrets, and similar proprietary rights to third parties.  While we attempt to ensure that our intellectual property and similar proprietary rights are protected when entering into business relationships, third parties may take actions that could materially and adversely affect our rights or the value of our intellectual property, similar proprietary rights or reputation.  In the future, we may also rely on litigation to enforce our intellectual property rights and contractual rights, and, if not successful, we may not be able to protect the value of our intellectual property.  Any litigation could be protracted and costly and could have a material adverse effect on our business and results of operations regardless of its outcome.

Our success depends in part on our ability to obtain, or license from third parties, patents, trademarks, trade secrets and similar proprietary rights without infringing on the proprietary rights of third parties.  Although we believe our intellectual property rights are sufficient to allow us to conduct our business without incurring liability to third parties, our products may infringe on the intellectual property rights of such persons.  Furthermore, no assurance can be given that we will not be subject to claims asserting the infringement of the intellectual property rights of third parties seeking damages, the payment of royalties or licensing fees and/or injunctions against the sale of our products.  Any such litigation could be protracted and costly and could have a material adverse effect on our business and results of operations.

Current and future environmental and other governmental requirements could adversely affect our financial condition and our ability to conduct our business.

Our operations are subject to federal, state, local and foreign environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes and require clean up of contaminated sites.  While we have not been required historically to make significant capital expenditures in order to comply with applicable environmental laws and regulations, we cannot predict with any certainty our future capital expenditure requirements because of continually changing compliance standards and environmental technology.  Furthermore, violations or contaminated sites that we do not know about (including contamination caused by prior owners and operators of such sites) (or newly discovered information) could result in additional compliance or remediation costs or other liabilities, which could be material.  We have limited insurance coverage for potential environmental liabilities associated with historic and current operations and we do not anticipate increasing such coverage in the future.  We may also assume significant environmental liabilities in acquisitions.  In addition, federal, state, local and foreign governments could enact laws or regulations concerning environmental matters that increase the cost of producing, or otherwise adversely affect the demand for, plastic products.  Legislation that would prohibit, tax or restrict the sale or use of certain types of plastic and other containers, and would require diversion of solid wastes such as packaging materials from disposal in landfills, has been or may be introduced in the U.S. Congress, in state legislatures and other legislative bodies.  While container legislation has been adopted in a few jurisdictions, similar legislation has been defeated in public referenda in several states, local elections and many state and local legislative sessions.  Although we believe that the laws promulgated to date have not had a material adverse effect on us, there can be no assurance that future legislation or regulation would not have a material adverse effect on us.  Furthermore, a decline in consumer preference for plastic products due to environmental considerations could have a negative effect on our business.
The Food and Drug Administration (“FDA”) regulates the material content of direct-contact food and drug packages we manufacture pursuant to the Federal Food, Drug and Cosmetic Act.  Furthermore, some of our products are regulated by the Consumer Product Safety Commission (“CPSC”) pursuant to various federal laws, including the Consumer Product Safety Act and the Poison Prevention Packaging Act.  Both the FDA and the CPSC can require the manufacturer of defective products to repurchase or recall these products and may also impose fines or penalties on the manufacturer.  Similar laws exist in some states, cities and other countries in which we sell products.  In addition, laws exist in certain states restricting the sale of packaging with certain levels of heavy metals and imposing fines and penalties for noncompliance.  Although we use FDA-approved resins and pigments in our products that directly contact food and drug products and we believe our products are in material compliance with all applicable requirements, we remain subject to the risk that our products could be found not to be in compliance with these and other requirements.  A recall of any of our products or any fines and penalties imposed in connection with non-compliance could have a materially adverse effect on us.  See “Business—Environmental Matters and Government Regulation.”

In the event of a catastrophic loss of one of our key manufacturing facilities, our business would be adversely affected.

While we manufacture our products in a large number of diversified facilities and maintain insurance covering our facilities, including business interruption insurance, a catastrophic loss of the use of all or a portion of one of our key manufacturing facilities due to accident, labor issues, weather conditions, natural disaster or otherwise, whether short or long-term, could have a material adverse effect on us.

Our business operations could be significantly disrupted if members of our senior management team were to leave.

Our success depends to a significant degree upon the continued contributions of our senior management team.  Our senior management team has extensive manufacturing, finance and engineering experience, and we believe that the depth of our management team is instrumental to our continued success.  While we have entered into employment agreements with certain executive officers, the loss of any of our key executive officers in the future could significantly impede our ability to successfully implement our business strategy, financial plans, expansion of services, marketing and other objectives.

Goodwill and other intangibles represent a significant amount of our net worth, and a write-off could result in lower reported net income and a reduction of our net worth.

At the end of fiscal 2008, the net value of our goodwill and other intangibles was $2,662.2 million.  In July 2001, the Financial Accounting Standards Board (“FASB”) issued the Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets.  Under this accounting standard, we are no longer required or permitted to amortize goodwill reflected on our balance sheet.  We are, however, required to evaluate goodwill reflected on our balance sheet when circumstances indicate a potential impairment, or at least annually, under the impairment testing guidelines outlined in the standard.  Future changes in the cost of capital, expected cash flows, or other factors may cause our goodwill to be impaired, resulting in a non-cash charge against results of operations to write-off goodwill for the amount of impairment.  If a significant write-off is required, the charge would have a material adverse effect on our reported results of operations and net worth in the period of any such write-off.

We are controlled by funds affiliated with Apollo Management and its interests as an equity holder may conflict with yours.

A majority of the common stock of our parent company, Berry Group, on a fully-diluted basis, is held by funds affiliated with Apollo Management.  Funds affiliated with Apollo Management control Berry Group and therefore us as a wholly owned subsidiary of Berry Group.  As a result, Apollo has the power to elect a majority of the members of our board of directors, appoint new management and approve any action requiring the approval of the holders of Berry Group’s stock, including approving acquisitions or sales of all or substantially all of our assets.  The directors elected by Apollo have the ability to control decisions affecting our capital structure, including the issuance of additional capital stock, the implementation of stock repurchase programs and the declaration of dividends.  Apollo’s interests may not in all cases be aligned with your interests.  For example, if we encounter financial difficulties or are unable to pay our debts as they mature, Apollo’s interests, as equity holders, might conflict with your interests.  Affiliates of Apollo may also have an interest in pursuing acquisitions, divestitures, financings and other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to you.  Additionally, Apollo is in the business of investing in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us.  Furthermore, Apollo has no continuing obligation to provide us with debt or equity financing or to provide us with joint purchasing or similar opportunities with its other portfolio companies.  Apollo may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

The recent disruptions in the overall economy and the financial markets may adversely impact our business.

Our industry has been affected by current economic factors, including the deterioration of national, regional and local economic conditions, declines in employment levels, and shifts in consumer spending patterns.  The recent disruptions in the overall economy and volatility in the financial markets have reduced, and may continue to reduce, consumer confidence in the economy, negatively affecting consumer spending, which could be harmful to our financial position and results of operations.  As a result, decreased cash flow generated from our business may adversely affect our financial position and our ability to fund our operations.  In addition, macro economic disruptions, as well as the restructuring of various commercial and investment banking organizations, could adversely affect our ability to access the credit markets.  The disruption in the credit markets may also adversely affect the availability of financing for our operations.  There can be no assurance that government responses to the disruptions in the financial markets will restore consumer confidence, stabilize the markets, or increase liquidity and the availability of credit.

Item 1B.  UNRESOLVED STAFF COMMENTS

None

Item 2.  PROPERTIES

We believe that our property and equipment is well-maintained, in good operating condition and adequate for our present needs.  The following table sets forth our principal manufacturing facilities, as of September 27, 2008:
Location	Square Footage	Owned/Leased	Location	Square Footage	Owned/Leased
Aarschot, Belgium	70,611	Leased	Homer, LA	186,000	Owned
Ahoskie, NC	150,000	Owned	Houston, TX	18,000	Owned
Albertville, AL	318,000	Owned	Iowa Falls, IA	100,000	Owned
Atlacomulco, Mexico	116,250	Owned	Jackson, TN	211,000	Leased
Anaheim, CA	248,000	Leased	Lakeville, MN	200,000	Owned
Atlanta, GA	100,000	Leased	Lathrop, CA	173,500	Leased
Aurora, IL	66,900	Leased	Lawrence, KS	424,000	Leased
Baltimore, MD	244,000	Leased	Louisville, KY	90,000	Leased
Baroda, India	24,196	Owned	Middlesex, NJ	29,020	Owned
Battleboro, NC	390,654	Owned	Milan, Italy	125,000	Leased
Beaumont, TX	42,300	Owned	Minneapolis, MN	200,645	Owned
Belleville, Canada	46,000	Owned	Monroe, LA	452,500	Owned
Bowling Green, KY	168,000	Leased	Monroeville, OH	350,000	Owned
Bremen, GA	140,000	Owned	Peosta, IA	111,000	Leased
Bristol, RI	23,000	Owned	Phillipsburg, NJ	87,500	Leased
Charlotte, NC	150,000	Owned	Phoenix, AZ	266,000	Leased
Charlotte, NC	53,095	Leased	Phoenix, AZ	100,000	Leased
Chicago, IL	472,000	Leased	Piscataway, NJ	250,000	Leased
Columbus, GA	70,000	Owned	Pryor, OK	198,000	Owned
Constantine, MI	144,000	Owned	Quad Cities, IA	180,000	Leased
Coon Rapids, MN	64,890	Owned	Redlands, CA	120,000	Leased
Covington, GA	306,889	Owned	Richmond, IN	160,000	Owned
Cranbury, NJ	204,000	Leased	Sarasota, FL	74,000	Owned
Doswell, VA	249,456	Owned	Sioux Falls, SD	230,000	Owned
Dunkirk, NY	125,000	Owned	Streetsboro, OH	140,000	Owned
Easthampton, MA	210,000	Leased	Suffolk, VA	110,000	Owned
Eastport, VA	173,400	Leased	Syracuse, NY	215,000	Leased
Elizabeth, NJ	46,258	Leased	Tacoma, WA	77,000	Leased
Evansville, IN (1)	775,000	Leased	Tijuana, Mexico	260,831	Owned
Franklin, KY	513,000	Owned	Toluca, Mexico	172,000	Leased
Greenville, SC	70,000	Owned	Vancouver, WA	23,000	Leased
Goshen, IN	125,000	Owned	Victoria, TX	190,000	Owned
Hanover, MD	117,000	Leased	Waterloo, Canada	102,000	Owned
Henderson, NV	175,000	Owned	Woodstock, IL	170,000	Owned
				11,987,895

(1)  The Evansville, IN facility also serves as the Company’s world headquarters.

Item 3.  LEGAL PROCEEDINGS

We are party to various legal proceedings involving routine claims which are incidental to our business. Although our legal and financial liability with respect to such proceedings cannot be estimated with certainty, we believe that any ultimate liability would not be material to our financial condition.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for any class of common stock of Berry Plastics Corporation or Berry Plastics Group, Inc.  All of the issued and outstanding common stock of the Berry Plastics Corporation is held by Berry Plastics Group, Inc.  With respect to the capital stock of Berry Group, as of December 15, 2008, there were approximately 400 holders of the common stock.

On June 7, 2007, Berry Group’s Board of Directors declared a special one-time dividend of $77 per common share to shareholders of record as of June 6, 2007.  The dividend was paid June 8, 2007.  In connection with this dividend, Berry Holding paid a dividend of approximately $87.0 million to Group.  This dividend reduced Berry Group’s shareholders equity for owned shares by $530.2 million.  In connection with this dividend payment, approximately $34.5 million related to unvested stock options was placed in escrow and was subject to time based vesting through June 7, 2009.  In December 2008, the Executive Committee of Berry Group modified the vesting provisions which resulted in payment of this remaining amount of $33.0 million to the participants in December 2008.

See Item 12 of this Form 10-K entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and Footnote 11 to our consolidated financial statements regarding equity compensation plan information.

Item 6.  SELECTED FINANCIAL DATA

The following table presents selected historical financial data for Berry and Tyco Plastics & Adhesives (Predecessor) and should be read in conjunction with, and is qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the respective financial statements and notes to the financial statements included elsewhere in this Form 10-K.  The historical financial statements of Old Berry Holding and Old Covalence prior to the Merger are included in Form S-4’s filed by the Company on May 6, 2008 and May 4, 2007, respectively.

The selected historical financial data of Tyco Plastics & Adhesives have been derived from the audited financial statements that were prepared in accordance with GAAP.  These financial statements have been prepared on a going-concern basis, as if certain assets of Tyco Plastics & Adhesives, which was acquired by Old Covalence on February 16, 2006, had existed as an entity separate from Tyco during the periods presented.  Tyco charged the predecessor operations a portion of its corporate support costs, including engineering, legal, treasury, planning, environmental, tax, auditing, information technology and other corporate services, based on usage, actual costs or other allocation methods considered reasonable by Tyco management.  Accordingly, expenses included in the financial statements may not be indicative of the level of expenses which might have been incurred had the predecessor been operating as a separate stand-alone company.

	Successor			Predecessor
($ in millions)	Year ended September 27, 2008	Year ended September 29, 2007	Period from February 17 to September 30, 2006	Period from October 1, 2005 to February 16, 2006	Year ended September 29, 2005	Year ended September 29, 2004
Statement of Operations Data:
Net sales(1)	$3,513.1	$3,055.0	$1,138.8	$666.9	$1,725.2	$1,658.8
Cost of sales	3,019.3	2,583.4	1,022.9	579.0	1,477.4	1,366.2
Gross profit	493.8	471.6	115.9	87.9	247.8	292.6
Charges and allocations from Tyco and affiliates	—	—	—	10.4	56.4	65.0
Selling, general and administrative expenses	340.0	321.5	107.6	50.0	124.6	130.2
Restructuring and impairment charges, net	9.6	39.1	0.6	0.6	3.3	57.9
Other operating expenses	32.8	43.6	—	—	—	—
Operating income	111.4	67.4	7.7	26.9	63.5	39.5
Other expense	—	37.3	12.3	—	—	—
Interest expense, net	261.7	237.6	46.5	2.1	4.5	6.3
Interest expense (income), net—Tyco and affiliates	—	—	—	5.5	11.2	(1.7)
Income (loss) before income taxes	(150.3)	(207.5)	(51.1)	19.3	47.8	34.9
Income tax expense (benefit)	(49.2)	(88.6)	(18.1)	1.6	3.8	2.4
Minority interest	—	(2.7)	(1.8)	—	—	0.2
Net income (loss)	$(101.1)	$(116.2)	$(31.2)	$17.7	$44.0	$32.3
Balance Sheet Data (at period end):
Cash and cash equivalents	$189.7	$14.6	$83.1	$4.9	$2.7	$3.7
Property, plant and equipment, net	862.8	785.0	816.6	275.6	283.1	291.1
Total assets	4,724.1	3,869.4	3,821.4	1,279.5	1,206.7	1,215.0
Total long-term obligations	3,578.2	2,693.3	2,612.3	—	—	79.5
Shareholders’ equity	351.9	450.0	409.6	877.7	855.1	822.8
Cash Flow and other Financial Data:
Net cash provided by (used in) operating activities	$9.8	$137.3	$96.7	$(119.2)	$117.3	$89.2
Net cash used in investing activities	(655.6)	(164.3)	(3,252.0)	(9.1)	(29.2)	(15.5)
Net cash provided by (used in) financing activities	821.0	(40.4)	3,212.5	130.6	(89.2)	(77.7)

	Successor			Predecessor
($ in millions)	Year ended September 27, 2008	Year ended September 29, 2007	Period from February 17 to September 30, 2006	Period from October 1, 2005 to February 16, 2006	Year ended September 29, 2005	Year ended September 29, 2004
Capital expenditures	162.4	99.3	34.8	12.2	32.1	16.5

(1)  Net sales includes related party sales of $11.6 million for the period from October 1, 2005 to February 16, 2006 and $23.4 million and 26.0 million for the years ended September 30, 2005 and 2004, respectively.  Additionally, revenue is presented net of certain rebates paid to customers.

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Formation of Berry Holding

On February 16, 2006, Apollo Management, L. P. (“Apollo”), an investment management firm, through its affiliate Apollo Management V., L. P., acquired substantially all of the assets and liabilities of Tyco Plastics & Adhesives (“TP&A”) under a Stock and Asset Purchase Agreement dated December 20, 2005 among Covalence Specialty Materials Holding Corp. (“Old Covalence Holding”), Tyco International S.A., and Tyco Group S.ar.l.  These assets and liabilities were acquired by Old Covalence Holding’s wholly owned subsidiary Covalence Specialty Materials Corp. (“Old Covalence”) and its affiliates.  Old Covalence recorded the assets and liabilities using the purchase method of accounting.

On September 20, 2006, Berry Plastics Group, Inc.’s (an affiliate of Apollo and investee of Apollo Investment Fund VI, L. P.) (“Old Berry Group”) wholly owned subsidiary BPC Acquisition Corp. merged with and into BPC Holding Corporation pursuant to an agreement and plan of merger (the “Apollo Berry Merger”), dated June 28, 2006, with BPC Holding Corporation continuing as the surviving corporation.  Following the consummation of the Apollo Berry Merger, BPC Holding Corporation changed its name to Berry Plastics Holding Corporation (“Old Berry Holding”).  Pursuant to the Apollo Berry Merger, Old Berry Holding was a wholly owned subsidiary of Old Berry Group, the principal stockholders of which were Apollo Investment Fund VI, L.P., AP Berry Holdings, LLC, Graham Berry Holdings, L.P. and management.  Apollo Investment Fund VI, L.P. and AP Berry Holdings, LLC are affiliates of Apollo.  Graham Berry Holdings, L.P. is an affiliate of Graham Partners, Inc. (“Graham”), a private equity firm.  The Apollo Berry Merger was accounted for using the purchase method of accounting.

On April 3, 2007, Old Covalence Holding merged with Old Berry Group (the “Merger”).  Old Covalence Holding was the surviving corporation and changed its name to Berry Plastics Group, Inc. (“Berry Group”).  As a result of the Merger, Old Berry Holding and Old Covalence were combined as a direct subsidiary of Berry Group and retained the name Berry Plastics Holding Corporation.

Prior to the Merger, Old Covalence and Old Berry Holding were considered entities under the common control of Apollo as defined in Emerging Issues Task Force (“EITF”) Issue No. 02-5, Definition of Common Control in Relation to FASB Statement of Financial Accounting Standards No. 141, Business Combinations.  As a result of the Merger, the financial statements of these entities are being presented retroactively on a combined basis in a manner similar to a pooling of interests, and include the results of operations of each business from the date of acquisition by the Apollo affiliates.

In connection with the closing of the Merger, Berry Plastics Holding Corporation adopted the fiscal year-end of the accounting acquirer, Old Covalence.  The Company, therefore,   adopted a September year-end and commencing with periodic reports after the consummation of the Merger on April 3, 2007, began filing its periodic reports on a combined basis.

In December 2007, Berry Plastics Holding Corporation completed an internal entity restructuring.  Pursuant to this restructuring, effective December 28, 2007, Berry Plastics Corporation converted to Berry Plastics, LLC and then merged with and into Berry Plastics Holding Corporation.  In addition, Berry Plastics Holding Corporation changed its name to Berry Plastics Corporation (“Berry” or the “Company”).  References herein to “we”, “us”, the “Company”,

“Berry”, and “Berry Plastics” refer to Berry Group and its consolidated subsidiaries, including Berry, after giving effect to the transactions.

Overview

You should read the following discussion in conjunction with the consolidated financial statements of Berry and its subsidiaries and the accompanying notes thereto, which information is included elsewhere herein.  This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section.  Our actual results may differ materially from those contained in any forward-looking statements.

We believe we are one of the world’s leading manufacturer and marketers of plastic packaging products, plastic film products, specialty adhesives and coated products.  We manufacture a broad range of innovative, high quality packaging solutions using our collection of over 1,800 proprietary molds and an extensive set of internally developed processes and technologies. Our principal products include containers, drink cups, bottles, closures and overcaps, tubes, prescription containers, trash bags, stretch films, plastic sheeting and tapes which we sell into a diverse selection of attractive and stable end markets, including food and beverage, healthcare, personal care, quick service and family dining restaurants, custom and retail, agricultural, horticultural, institutional, industrial, construction, aerospace and automotive.  We sell our packaging solutions to approximately 13,000 customers, ranging from large multinational corporations to small local businesses comprised of a favorable balance of leading national blue-chip customers as well as a collection of smaller local specialty businesses.  We believe that we are one of the largest global purchasers of PE resin, our principal raw material representing approximately 56% of our total resin pounds, buying approximately 1.2 billion pounds annually.  We believe that our proprietary tools and technologies, low-cost manufacturing capabilities and significant operating and purchasing scale provide us with a competitive advantage in the marketplace. Our unique combination of leading market positions, proven management team, product and customer diversity and manufacturing and design innovation provides access to a variety of growth opportunities. Our top 10 customers represented approximately 21% of our fiscal 2008 net sales with no customer accounting for more than 6% of our fiscal 2008 net sales.  The average length of our relationship with these customers was 22 years. Additionally, we operate 68 strategically located manufacturing facilities and have extensive distribution capabilities.  At the end of fiscal 2008, we had approximately 13,800 employees.

Executive Summary

Some of our key accomplishments in fiscal 2008 included:

•	Revenues increased to $3,513.1 million in the current year from $3,055.0 million in the prior year
•	Completed the acquisition of Captive Plastics and MAC Closures
•
In April 2008, we completed the successful offering of $680.6 million of First Priority Floating Rate Notes, resulting in proceeds of $661.4 million which was used to repay our senior secured bridge facility utilized to fund the Captive acquisition with the remainder used to reduce the borrowings on our revolving credit facilities

•	Completed our 2007 Flexible Films restructuring which resulted in the shut-down of five facilities, shutdown an additional facility in our Tapes/Coatings Segment and one in our Closed Top segment
•	Continued integration efforts and realization of synergies related to the Merger

During fiscal 2008, rising prices in our primary raw material plastic resin resulted in a decline in EBITDA in the current year despite several initiatives during the year to help mitigate these rising raw material prices.  These cost reduction initiatives included various projects which helped improve our operating efficiency, reduce our use of plastic resin and decreased our selling, general and administrative costs.

Also, due to the rising raw material costs, additional borrowings were needed under our revolving credit facilities to fund the required increases in working capital.  The market has recently reported a decline in plastic resin in September, October and November as global demand for plastic resin has declined causing prices to decline. We believe that with the downward pricing trends in our raw material costs are positive trends that may benefit our future cash flow from operations.  We believe that our cash and availability on our revolving credit facility provide us sufficient liquidity to operate our business.

Recent Developments

In November 2008, Berry acquired certain assets of Erie County Plastics Corporation (“Erie Plastics”), a custom injection molder of plastics packaging and components.  Erie Plastics previously filed for bankruptcy protection on September 29, 2008.  Berry was the successful bidder for the majority of the assets of Erie Plastics including equipment, inventory and other tangible and intangible assets.  Total value for Erie Plastics’ assets was approximately $6.5 million which included approximately $1.0 million of cash on hand at Erie Plastics and approximately $1.8 million of accounts receivable that were retained by the senior secured lenders.  The remaining $3.7 million was paid by Berry from available cash on hand.

In December 2008, the Company announced the intention to shut down a manufacturing facility within its rigid closed top division located in Redlands, California which the Company acquired in connection with the Captive acquisition.  The business from this facility will be moved to the Anaheim, California facility.

 In December 2008, the Company announced that it would be eliminating approximately 71 positions at its Albertville, Alabama production facility in the tapes and coatings segment.

Due to recent volatility in the credit markets, our investment assets that are held by our various pension plans have declined in value.  The fair value of our pension plan assets have decreased from approximately $41.2 million as of September 27, 2008 to $34.8 million as of November 30, 2008.  This decrease in the fair value of the pension assets has increased our liability and our potential funding obligations of these plans.

On December 4, 2008, the Executive Committee of Berry Group modified the vesting provisions related to the $33.0 million being held in escrow from the June 2007 special dividend which resulted in payment to the applicable shareholders.

Berry Plastics preliminarily estimates that its net sales will total approximately $869 million during its fiscal 2009 first quarter, representing an increase of $106 million over $763 million as compared to its fiscal 2008 first quarter.  The increase is due to a combination of higher selling prices and acquisition volumes of Captive and MAC, partially offset by expected lower sales volumes. Also, the Company preliminarily estimates that its fiscal 2009 first quarter Adjusted EBITDA, which is a Non-GAAP measure, will be approximately $114 million, a decrease from approximately $118 million for the fiscal 2008 first quarter.  These amounts reflect management’s estimate as of the date of this report; actual results may vary from these results.  The following table reconciles net loss to the Company’s preliminary estimate of Adjusted EBITDA for fiscal 2009 first quarter and reported Adjusted EBITDA for fiscal 2008 first quarter:

	Unaudited
	Thirteen Weeks Ended
($ in millions)	Estimated December 27, 2008	Actual December 29, 2007
Adjusted EBITDA	$114	$118
Pro forma acquisitions	-	(10)
Pro forma synergies	(4)	(17)
Net interest expense	(69)	(61)
Depreciation and amortization	(65)	(60)
Income tax benefit	16	20
Business optimization expense	(5)	(12)
Restructuring and impairment	-	(3)
Management fees	(1)	(1)
Stock based compensation	(12)	(5)
Net loss	$(26)	$(31)

Adjusted EBITDA is a financial metric utilized in the calculation of the first lien leverage ratio as defined in the Company’s senior secured credit facilities.  While the determination of appropriate adjustments in the calculation of adjusted EBITDA is subject to interpretation under the terms of the Credit Facility, management believes the adjustments described above are in accordance with the covenants in the Credit Facility.  Adjusted EBITDA should not be considered in isolation or construed as an alternative to our net income (loss) or other measures as determined in accordance with GAAP.  In addition, other companies in our industry or across different industries may calculate bank covenants and related definitions differently than we do, limiting the usefulness of our calculation of adjusted EBITDA as a comparative measure.

Acquisitions, Disposition and Facility Rationalizations

We maintain a selective and disciplined acquisition strategy, which is focused on improving our financial performance in the long-term, enhancing our market positions and expanding our product lines or, in some cases, providing us with a new or complementary product line.  We have historically achieved significant reductions in manufacturing and overhead costs of acquired companies by introducing advanced manufacturing processes, exiting low-margin businesses or product lines, reducing headcount, rationalizing facilities and machinery, applying best practices and capitalizing on economies of scale.  In connection with our acquisitions, we have in the past and may in the future incur charges related to these reductions and rationalizations.

Acquisition of Captive Holdings, Inc.

On February 5, 2008, the Company completed its acquisition of 100% of the outstanding capital stock Captive Holdings, Inc., the parent company of Captive Plastics, Inc. (“Captive”).  Captive is a manufacturer of blow-molded bottles and injection-molded closures for the food, healthcare, spirits and personal care end markets with annual net sales of approximately $290.3 million in calendar 2007.  The purchase price was funded utilizing the proceeds of a senior secured bridge loan facility which in turn was repaid with the proceeds from the Senior Secured First Priority Notes discussed in the Notes to the Consolidated or Combined Financial Statements section of this Form 10-K.  The Captive acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date.

Acquisition of MAC Closures, Inc.

On December 19, 2007, the Company acquired 100% of the outstanding common stock of MAC Closures, Inc. (“MAC”), a plastic cap and closure manufacturer located in Waterloo, Quebec.  MAC is a fully integrated manufacturer of injection molded plastic caps and closures primarily serving the pharmaceutical, nutraceutical, personal care, amenity, and household and industrial chemical industries with calendar year 2007 sales of $37.1 million.  MAC manufactures stock and custom products for U.S. and Canadian based private and national brand owners, distributors and other packaging suppliers.  The MAC acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date.  The purchase price was funded utilizing cash on hand from the sale-leaseback transaction pursuant to which the Company sold its manufacturing facilities located in Baltimore, Maryland; Evansville, Indiana; and Lawrence, Kansas.  During June 2008 the Company announced the shut down of its manufacturing facility in Oakville, Ontario in accordance with the provisions of EITF 95-3.  The affected business accounted for less than $7.0 million of annual net sales and the business was transferred to other facilities within the rigid closed top segment.

Acquisition of Rollpak Acquisition Corporation

On April 11, 2007, the Company completed its acquisition of 100% of the outstanding common stock of Rollpak Acquisition Corporation, which is the sole stockholder of Rollpak Corporation (“Rollpak”).  Rollpak is a flexible film manufacturer located in Goshen, Indiana with annual net sales of approximately $50.0 million in calendar 2006 sales.  The purchase price was funded utilizing cash on hand.  The Rollpak acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date.

Sale of UK Operations

On April 10, 2007, the Company sold its wholly owned subsidiary, Berry Plastics UK Ltd., to Plasticum Group N.V. for approximately $10.0 million.  At the time of the sale, the annual net sales of this business were less than $9.0 million.

Plant Rationalizations

During February 2007, Old Covalence conducted a facilities utilization review and approved a plan to close a manufacturing operation within its tapes/coatings division in Meridian, Mississippi. This facility was closed during the fourth quarter of fiscal 2007.  The affected business accounted for less than $25.0 million of annual net sales with certain segments of its operations transferred to other facilities.

In April 2007, the Company announced its intention to shut down a manufacturing facility within its closed top division located in Oxnard, California. The business from this facility has been moved to other existing facilities. Also in April 2007, the Company announced that it would close the Old Covalence corporate headquarters in Bedminster, NJ and one of the Company’s division headquarters in Shreveport, LA.  The reorganization was part of the integration plan to consolidate certain corporate functions at the Company’s headquarters in Evansville, Indiana and to consolidate the adhesives and coatings segments into one new segment called tapes/coatings.

During July and September 2007 the Company announced a restructuring of the operations within its flexible films division, including the closure of five manufacturing facilities in Yonkers, New York; Columbus, Georgia; City of Industry, California; Santa Fe Springs, California and Sparks, Nevada.  The affected business accounted for less than $110.0 million of annual net sales with certain segments of its operations transferred to other facilities.

In March 2008 the Company announced the intention to shut down a manufacturing facility within its tapes/coatings division located in San Luis Potosi, Mexico.  The affected business accounted for less than $3.0 million of annual net sales and the business was transferred to the Atlacomulco, Mexico facility.

In June 2008 the Company announced the intention to shut down a manufacturing facility within its rigid closed top division located in Oakville, Canada.  The affected business accounted for less than $7.0 million of annual net sales and the business was transferred to other facilities.

Discussion of Results of Operations for the Fiscal Year Ended September 27, 2008 (the “Current Year”) Compared to the Fiscal Year Ended September 29, 2007 (the “Prior Year)

Net Sales.  Net sales increased 15% to $3,513.1 million for the Current Year from $3,055.0 million for the Prior Year.  This $458.1 million increase includes acquisition volume growth of 8%.  The following discussion in this section provides a comparison of net sales by business segment.  Net sales in the rigid open top business increased from $881.3 million in the Prior Year to $1,053.2 million in the Current Year.  Base volume growth in the rigid open top business, excluding net selling price increases, was 6% driven primarily by growth in our various container product lines and thermoformed drink cups.  Net sales in the rigid closed top business increased from $598.0 million in the Prior Year to $853.4 million in the Current Year primarily as a result of acquisition volume growth attributed to Captive and MAC totaling $215.3 million for the Current Year.  The flexible films business net sales increased from $1,042.8 million in the Prior Year to $1,092.2 million in the Current Year.  Base volume declined, excluding net selling price increases, by 3% primarily due to the Company’s decision to discontinue historically lower margin business and slowness in the housing sector.  Net sales in the tapes/coatings business decreased from $536.7 million in the Prior Year to $514.3 million in the Current Year primarily driven by softness in the new home construction and automotive markets partially offset by strong volume growth in the corrosion protection business.

Cost of Sales.  Cost of goods sold increased $435.9 million to $3,019.3 in the Current Year from $2,583.4 million in the Prior Year. Cost of goods increased due to the acquisition of Captive and Mac and was adversely affected by the increased cost of plastic resin and other materials partially offset by various cost reduction programs.

Gross Profit.  Gross profit increased by $22.2 million to $493.8 million (14% of net sales) for the Current Year from $471.6 million (15% of net sales) for the Prior Year.  This increase is attributed to the productivity improvements in the flexible films and tapes/coatings segments as a result of realizing synergies from the Merger and increased selling prices partially offset by the timing lag of passing through increased raw material costs to customers.

Selling, General and Administrative Expenses.  Selling, general and administrative expense increased by $20.9 million to $340.0 million for the Current Year from $321.5 million for the Prior Year primarily as a result of a $15.1 million increase in amortization of intangible assets related to the Captive and Mac acquisitions.

Restructuring Charges.  Restructuring and impairment charges were $9.6 million in the Current Year compared to $39.1 million in the Prior Year.  The costs are associated with the shut down of several facilities in the flexible films, closed top and tapes/coatings segments.  The restructuring and impairment charges for the Current Year consisted of $0.3 million for severance and termination benefits, $7.9 million of facility exit costs, and $1.4 million of other costs as a result of plant rationalizations discussed above.

Other Operating Expenses.  Other expenses decreased from $43.6 million in the Prior Year to $32.8 million for the Current Year primarily as a result of a decrease in transaction and integration costs associated with the Merger.

Interest Expense, Net.  Net interest expense increased $24.1 million to $261.7 million for the Current Year from $237.6 million in the Prior Year primarily as a result of increased borrowings to finance the Captive acquisition, partially offset by a decline in borrowing costs of our variable rate debt instruments.

Income Tax Benefit.  For the Current Year, we recorded an income tax benefit of $49.2 million or an effective tax rate of 32.7%, which is a change of $39.4 million from the income tax benefit of $88.6 million or an effective tax rate of 42.7% in the Prior Year.  This decrease in the income tax benefit primarily relates to a decrease in the loss before income taxes in the Current Year versus the Prior Year and because the effective rate differed from the statutory rate as the Company concluded it was more likely than not that certain foreign operating losses would not be realized.

Net Loss.  Net loss was $101.1 million for the Current Year compared to a net loss of $116.2 million for the Prior Year for the reasons discussed above.

Discussion of Results of Operations for the Fiscal Year Ended September 29, 2007

Net Sales. Net sales for the fiscal year ended September 29, 2007 was $3,055.0 million. Net sales in the rigid open top business were $881.3 million primarily driven by solid volume from containers and continued strong volume in the thermoformed polypropylene drink cup product line.  Net sales in the rigid closed top business ended at $598.0 million primarily as a result of solid volume from closures, bottles, and prescription containers.  The flexible film business generated net sales of $1,042.8 million.  Net sales in the tapes and coatings business of $536.7 million were negatively impacted by softness in the new home construction market.

Cost of Sales.  Cost of goods sold for the fiscal year ended September 29, 2007 was $2,583.4 million. Cost of goods sold was adversely impacted by the non-cash write-up of finished goods inventory $11.2 million partially offset by cost reduction programs.

Gross Profit. Gross profit for the fiscal year ended September 29, 2007 was $471.6 million (15.4% of net sales). Significant productivity improvements were made in the fiscal year ended September 29, 2007, including the installation of state-of-the-art equipment at several of our facilities.  These productivity improvements were partially offset by increased costs from inflation such as higher energy prices and wage inflation.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the fiscal year ended September 29, 2007 was $321.5 million (10.5 % of net sales).  Items favorably impacting selling, general and administrative expenses included synergies generated from the Merger, partially offset by stock compensation expense of $19.6 million.  Intangible asset amortization represented $77.6 million of the total.

Restructuring and Impairment Charges (credit), net. Restructuring and impairment charges (credit), net for the fiscal year ended September 29, 2007 were $39.1 million consisting of $7.5 million for severance and termination benefits,

$11.3 million of facility exit costs, $18.1 million of non-cash asset impairment charges, and $2.2 million of other costs as a result of the plant rationalizations and corporate headquarter consolidations discussed above.

Other Operating Expenses.  Other operating expenses for the fiscal year ended September 29, 2007 were $43.6 million which primarily consisted of expenses incurred in connection with the closing of the Merger and subsequent integration costs, management fees to our sponsors of $5.9 million, and other non-recurring expenses.

Operating Income. Operating income for the fiscal year ended September 29, 2007 was $67.4 million driven by the items noted above.

Discussion of Results of Operations for the period from February 17, 2006 to September 29, 2006

Net Sales.  Net sales for the period February 17, 2006 to September 29, 2006 was $1,138.8 million. Net sales for the period was impacted by pricing actions, which had been implemented to offset inflation in raw materials, particularly in PE resin, in our Plastics operating segment partially offset by lower volumes driven by a mild hurricane season and continued efforts by customers to structurally reduce inventories. Included as a reduction of net sales is $79.4 million attributable to customer rebates, sales incentives, trade promotions and coupons and $20.6 million attributable to discounts to customers and product returns.

Cost of Sales.  Cost of goods sold for the period February 17, 2006 to September 29, 2006 was $1,022.9 million. Cost of goods sold was adversely impacted by inflation in raw materials of $65.9 million experienced in our Plastics segment partially offset by lower volumes.  In addition, cost of sales was impacted by step up in value of inventory of $6.8 million and increased depreciation costs of $8.4 million as a result of purchase price allocations in connection with Apollo Management V, L.P (“Apollo V”) acquisition and increased freight resulting from higher fuel prices.  The effect of these items was partially offset by the favorable impact of our cost reduction and manufacturing efficiency programs.  Included as a reduction of cost of goods sold was $8.7 million attributable to rebates from vendors.

Gross Profit. Gross profit for the period February 17, 2006 to September 29, 2006 was $115.9 million. Gross profit was negatively impacted by raw material inflation, experienced by our Plastics segment, and the impact of purchase method of accounting attributable to the Acquisition. Partially offsetting these costs were the continuing benefits of the Company’s cost reduction programs and the pricing actions previously mentioned.

Selling, General and Administration Expenses. Selling, general and administrative expenses for the period February 17, 2006 to September 29, 2006 were $107.6 million. Items negatively impacting selling, general and administrative expense included the increased impact of depreciation and amortization of $16.5 million from the purchase method of accounting attributable to the Acquisition executive severance expense of $3.6 million, additional corporate support costs.

Operating Income.  Operating income for the period February 17, 2006 to September 29, 2006 was $7.7 million. Operating income was negatively impacted by raw material inflation experienced by our Plastics segment, increase in inventory cost, higher depreciation and amortization costs resulting from purchase price allocation in connection with Apollo V’s acquisition, executive severance and additional corporate support costs, partially offset by the favorable impact of our cost reduction and manufacturing efficiency programs.

Discussion of Results of Operations for the period from October 1, 2005 to February 16, 2006

Net Sales. Net sales for the period from October 1, 2005 to February 16, 2006 was $666.9 million. Net sales for the period reflects pricing actions, implemented to offset PE resin inflation experienced primarily in TP&A’s Plastics division. Included as a reduction of net sales $54.8 million attributable to customer rebates, sales incentives, trade promotions and coupons and $15.4 million attributable to discounts to customers and product returns.

Cost of Sales.  Cost of goods sold for the period from October 1, 2005 to February 16, 2006 was $579.0 million. Cost of goods sold was adversely impacted by inflation in PE resin of $41.2 million and increased freight rates of $1.8 million resulting from higher fuel prices. The effects of these items were partially offset by the favorable impact of cost reduction and manufacturing efficiency programs. Included as a reduction of cost of goods sold was $5.2 million attributable to rebates from vendors.

Gross Profit. Gross profit for the period from October 1, 2005 through February 16, 2006 was $87.9 million. Gross profit was negatively impacted by resin raw material inflation experienced by the Plastics division and increased freight rates resulting from higher fuel prices partially offset by the pricing actions previously mentioned and the continuing benefits of cost reduction programs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the period from October 1, 2005 to February 16, 2006 were $50.0 million. Items favorably impacting selling, general and administrative expenses included lower Tyco administrative fees of $12.2 million as a result of the elimination of the receivables factoring and resin purchasing programs, partially offset by stock option expense of $1.7 million following Tyco’s adoption of SFAS No. 123R.

Operating Income. Operating income for the period from October 1, 2005 to February 16, 2006 was $26.9 million. Operating income was negatively impacted by resin raw material inflation experienced by the Plastics division and increased freight rates resulting from higher fuel prices, partially offset by pricing actions previously mentioned, the continuing benefits of cost reduction programs and lower Tyco administrative fees in selling, general and administrative expenses.

Income Tax Matters

As of September 27, 2008, the Company has unused operating loss carryforwards of $464.7 million for federal and $593.9 million for state income tax purposes which begin to expire in 2021 and $25.0 million of foreign operating loss carryforwards.  Alternative minimum tax credit carryforwards of approximately $7.4 million are available to the Company indefinitely to reduce future years’ federal income taxes.  The net operating losses are subject to an annual limitation under Sec. 382 of the Internal Revenue Code, however the annual limitation is in excess of the net operating loss, effectively no limitation exists.  As part of the effective tax rate calculation, if we determine that a deferred tax asset arising from temporary differences is not likely to be utilized, we will establish a valuation allowance against that asset to record it at its expected realizable value.  Our valuation allowance against deferred tax assets was $5.0 million and $3.1 million as of September 27, 2008 and September 29, 2007, respectively, related to the foreign operating loss carryforwards.

Liquidity and Capital Resources

In fiscal 2008, we experienced increased working capital needs as we saw a significant rise in the cost of raw material, particularly plastic resin which required us to make borrowings under our senior secured credit facilities to fund these needs.  In addition, Lehman Brothers, who participated in our revolving credit facility filed for bankruptcy limiting the ability for us to borrow future amounts by $18.3 million due to their insolvency.  In September 2008, in order to protect against the significant volatility and the illiquidity in the capital markets, we borrowed an additional $150.0 million under our revolving credit facilities and deposited this in cash accounts to ensure that we would have adequate liquidity to fund our operations.  We believe cash flow from operations along with our cash on hand and availability under our senior secured credit facilities will provide sufficient working capital for us to fund our operations and meet our liquidity needs over the next twelve months.  However, future unforeseen events, increases in the cost of resin which we are unable to pass through to our customers on a timely basis or significant acquisitions could severely impact our liquidity.  At September 27, 2008, our cash balance was $189.7 million, and we had unused borrowing capacity under the Credit Facility’s borrowing base of $99.4 million (reflects the reduction of Lehman’s total commitment of $18.3 million) subject to the solvency of our lenders to fund their obligations and our borrowing base calculations. Subsequent to the bankruptcy filing of Lehman Brothers, as the Company began drawing additional funds and making repayments under the revolving credit facility, we repaid the full portion of Lehman’s commitment of $18.3 million.  Due to the bankruptcy of Lehman Brothers, they have not participated in any future borrowings and we are unable to currently access this $18.3 million commitment of our revolving credit facility.

Senior Secured Credit Facility
The Company’s senior secured credit facilities consist of $1,200.0 million term loan and $400.0 million asset based revolving line of credit.  At September 27, 2008, the Company had $25.2 million under the revolving credit facility in letters of credit outstanding.  The availability under the revolving line of credit is the lesser of $400.0 million or based on a defined borrowing base which is calculated based on available accounts receivable and inventory.  Under the revolving line of credit, the Company is required to maintain a consolidated fixed charge coverage ratio of at least 1.00 to 1.00 during any period when availability falls below 10% and for ten consecutive days after availability exceeds 10%.  The term loan matures on April 3, 2015 and the revolving line of credit matures on April 3, 2013.  The LIBOR rate on the term loan and the line of credit were 2.80% and 3.72% at September 27, 2008, respectively, determined by reference to the costs of funds for eurodollar deposits in dollars in the LIBOR for the interest period relevant to such borrowing plus the applicable margin.  The applicable margin for LIBOR rate borrowings under the revolving credit facility ranges from 1.00% to 1.75% and for the term loan is 2.00%.  The line of credit is also subject to an unused commitment fee for unused borrowings ranging from 0.25% to 0.35% per annum and a letter of credit fee of 0.125% per annum for each letter of credit that is issued.  At September 27, 2008, $257.1 million was outstanding on the revolving line of credit.  The revolving line of credit allows up to $100.0 million of letters of credit to be issued instead of borrowings under the revolving line of credit. At September 27, 2008, the Company had $25.2 million under the revolving line of credit in letters of credit outstanding. At September 27, 2008, the Company had unused borrowing capacity of $99.4 million (reflects the reduction of Lehman’s total commitment of $18.3 million) under the revolving line of credit subject to the solvency of our lenders to fund their obligations and our borrowing base calculations.  The Company was in compliance with all covenants at September 27, 2008.

A key financial metric utilized in the calculation of the first lien leverage ratio is adjusted EBITDA as defined in the Company’s senior secured credit facilities.  The following table reconciles our adjusted EBITDA of $489.5 million for fiscal 2008 to net loss.

Year Ended September 27, 2008
Adjusted EBITDA	$489.5
Net interest expense	(261.7)
Depreciation and amortization	(256.8)
Income tax benefit	49.2
Non-cash inventory write-up	(4.7)
Stock based compensation	(19.6)
Business optimization expense	(26.8)
Restructuring charges	(9.6)
Management fees	(6.0)
Pro forma acquisitions	(14.7)
Pro forma synergies	(39.9)
Net loss	$(101.1)

For comparison purposes, the following table reconciles our adjusted EBITDA for the thirteen weeks ended September 27, 2008 and September 29, 2007.

	Thirteen Weeks Ended
	September 27, 2008	September 29, 2007

Adjusted EBITDA	$125.2	$149.8
Net interest expense	(68.8)	(58.8)
Depreciation and amortization	(68.9)	(69.7)
Income tax benefit	6.4	33.9
Business optimization expense	(8.8)	(11.5)
Restructuring and impairment	(1.0)	(24.7)
Stock based compensation	(4.3)	(3.9)
Non-cash inventory write-up	(2.3)	(2.5)
Loss on disposal of assets	—	1.7
Management fees	(1.5)	(2.7)
Pro forma acquisitions	—	(16.1)
Pro forma synergies	(5.3)	(21.3)
Net income (loss)	$(29.3)	$(25.8)

While the determination of appropriate adjustments in the calculation of adjusted EBITDA is subject to interpretation under the terms of the Credit Facility, management believes the adjustments described above are in accordance with the covenants in the Credit Facility.  Adjusted EBITDA should not be considered in isolation or construed as an alternative to our net income (loss) or other measures as determined in accordance with GAAP.  In addition, other companies in our industry or across different industries may calculate bank covenants and related definitions differently than we do, limiting the usefulness of our calculation of adjusted EBITDA as a comparative measure.

Senior Secured First Priority Notes
On April 21, 2008 the Company completed a private placement of $680.6 million, aggregate principal amount of Senior Secured First Priority Notes which mature on February 15, 2015.  The Company received gross proceeds of $661.4 million, before expenses, and repaid the outstanding borrowings under the senior secured bridge loan that was used to finance and pay costs related to the Captive acquisition and to repay amounts outstanding under the Company’s revolving credit facility as well as to pay fees and expenses related to the offering.  Interest on the Senior Secured First Priority Notes accrues at a rate per annum, reset quarterly, equal to LIBOR (2.79% at September 27, 2008) plus 4.75%. Interest on the Senior Secured First Priority Notes are payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, commencing July 15, 2008.  The Senior Secured First Priority Notes are guaranteed on a senior secured basis by all of the Company’s existing and future domestic subsidiaries, subject to certain exceptions and will include all of the Company’s subsidiaries that guarantee the Company’s obligations under its term loan facility.  The Senior Secured First Priority Notes and the guarantees are secured on a first-priority basis by a lien on the assets that secure the Company’s obligations under its senior secured credit facilities, subject to certain exceptions.  The Company was in compliance with all covenants at September 27, 2008.

Second Priority Senior Secured Notes
The Company’s $750.0 million of second priority senior secured notes (“Second Priority Notes”) are comprised of (1) $525.0 million aggregate principal amount of 8 7/8% second priority fixed rate notes (“Fixed Rate Notes”) and (2) $225.0 million aggregate principal amount of second priority senior secured floating rate notes (“Floating Rate Notes”).  The Second Priority Notes mature on September 15, 2014.  Interest on the Fixed Rate Notes is due semi-annually on March 15 and September 15. The Floating Rate Notes bear interest at LIBOR (2.78% at September 27, 2008) plus 3.875% per annum, which resets quarterly.  Interest on the Floating Rate Notes is payable quarterly on March 15, June 15, September 15 and December 15 of each year.  The Company was in compliance with all covenants at September 27, 2008.

11% Senior Subordinated Notes

The Company’s $425.0 million in aggregate principal amount of 11% senior subordinated notes (“11% Senior Subordinated Notes”) were sold in a private placement to Goldman, Sachs and Co. and are exempt from registration under the Securities Act.  The 11% Senior Subordinated Notes mature on 2016. Interest is payable quarterly in cash; provided, however, that on any quarterly interest payment date on or prior to the third anniversary of the issuance, the Company can satisfy up to 3% of the interest payable on such date by capitalizing such interest and adding it to the outstanding principal amount of the Senior Subordinated Notes.  The Company elected to satisfy 3% of its interest obligation by issuing additional notes as discussed above in satisfaction of its interest obligations for each quarterly period from September 2007 through September 2008 ($3.2 million each).  The Company was in compliance with all covenants at September 27, 2008.

10 ¼% Senior Subordinated Notes
The Company’s $265.0 million in aggregate principal amount of 10 ¼% senior subordinated notes (“10 ¼% Senior Subordinated Notes”) mature on March 1, 2016.  The notes are senior subordinated obligations of the Company and rank junior to all other senior indebtedness that does not contain similar subordination provisions.  No principal payments are required with respect to the 10 ¼% Senior Subordinated Notes prior to maturity.  Interest on the 10 ¼% Senior Subordinated Notes is due semi-annually on March 1 and September 1.  The Company was in compliance with all covenants at September 27, 2008.

Berry Group Indebtedness
On June 5, 2007, Berry Group entered into a $500.0 million senior unsecured term loan agreement (“Senior Unsecured Term Loan”) with a syndicate of lenders.  The Senior Unsecured Term Loan matures on June 5, 2014 and was sold at a 1% discount, which is being amortized over the life of the loan.  Interest on the agreement is payable on a quarterly basis and bears interest at the Company's option based on (1) a fluctuating rate per annum equal to the highter of (a) the Federal Funds Rate plus 1/2 of 1% and (b) the rate of interest in effect for such day as publicly announced from time to time by Credit Suisse as its “prime rate” plus 525 basis points or (2) LIBOR (2.79% at September 27, 2008) plus 625 basis points.  The Senior Unsecured Term Loan contains a payment in kind (“PIK”) option which allows the Company to forgo paying cash interest and to add the PIK interest to the outstanding balance of the loan.  This option expires on the five year anniversary of the loan.  Berry Group at its election may make the quarterly interest payments in cash, may make the payments by paying 50% of the interest in cash and 50% in PIK interest or 100% in PIK interest for the first five years.  The notes are unsecured and there are no guarantees by Berry Plastics Corporation or any of its subsidiaries and therefore this financial obligation is not recorded in the consolidated financial statements of Berry Plastics Corporation.  Berry Group elected to exercise the PIK interest option during fiscal 2008, which resulted in the balance on the loan increasing to $550.0 million as of September 27, 2008.

Berry Group at its election may call the notes up to the first anniversary date for 100% of the principal balance plus accrued and unpaid interest and an applicable premium.  Berry Group’s call option for the notes between the one year and two year and two year and three year anniversary dates changes to 102% and 101% of the outstanding principal balance plus accrued and unpaid interest, respectively.  The notes also contain a put option which allows the lender to require Berry Group to repay any principal and applicable PIK interest that has accrued if Berry Group has an applicable high yield discount obligation (“AHYDO”) within the definition outlined in the Internal Revenue Code, section 163(i)(1) at each payment period subsequent to the five year anniversary date.

Contractual Obligations and Off Balance Sheet Transactions

Our contractual cash obligations as of September 27, 2008 are summarized in the following table.

	Payments Due by Period at September 27, 2008
	Total	< 1 year	1-3 years	4-5 years	> 5 years
Long-term debt, excluding capital leases	$3,579.2	12.0	$24.0	$281.4	$3,261.8
Capital leases	46.7	11.3	13.4	11.7	10.3
Fixed interest rate payments	1,703.4	268.1	515.7	502.1	417.5
Operating leases	397.2	49.4	82.5	58.5	206.8
Total contractual cash obligations	$5,726.5	340.8	635.6	853.7	3,896.4

In addition to the above obligations, our Parent Company, Berry Group has a $550 million unsecured term loan outstanding (described elsewhere in this 10-K), which matures in June 2014, with potential payments in June 2012 and thereafter depending on certain AHYDO calculations in the loan agreement.

Cash Flows from Operating Activities

Net cash provided by operating activities was $9.8 million for the fiscal year ended September 27, 2008 compared to $137.3 million of cash flows provided by operating activities for the fiscal year ended September 29, 2007.  The change in cash flow from operating activities is the result of a change in working capital primarily due to increased resin costs leading to increases in receivables, inventory and payables.

Net cash provided by operating activities was $137.3 million for the fiscal year ended September 29, 2007.  Cash flow provided by operating activities was negatively impacted by costs incurred as a result of Apollo’s acquisition of Old Berry Holding, the Merger, and the restructuring activities noted above.

During the period from February 17, 2006 to September 29, 2006, we generated $96.7 million of net cash from operating activities principally due to improved inventory turnover and accounts payable terms.

TP&A net cash usage during the period from October 1, 2005 to February 16, 2006 was $119.2 million, principally due to changes in raw material purchases and payment terms as a result of the discontinuance of the resin purchasing agreement with Tyco prior to the Apollo’s purchase of Old Covalence.  During the period from October 1, 2005 to February 16, 2006, accounts payable and inventory experienced a one-time change due to the discontinuance of the raw materials resin purchasing program the Predecessor had with an affiliate of Tyco. Under that program, amounts payable for raw materials purchases was classified as "Due to Tyco International".  Upon termination of the program, Tyco loaned the Predecessor an amount equal to the amount classified in “Due to Tyco International” to pay the affiliate for the remaining balance due for the raw materials purchases. Following the discontinuance of this program, raw material purchases are now included as a component of “Accounts payable”.

Cash Flows from Investing Activities

Net cash used for investing activities was $655.2 million for the fiscal year ended September 27, 2008 compared to $164.3 million for the fiscal year ended September 29, 2007 primarily as a result of the acquisition of Captive and MAC.  In addition, our investments in capital expenditures totaled $162.4 million partially offset by $83.0 million from disposition of assets, including proceeds from sale-leaseback transactions.

Net cash used for investing activities was $164.3 million for the fiscal year ended September 29, 2007.  Our investments in capital expenditures totaled $99.3 million partially offset by $10.8 million of cash received from disposition of assets which was primarily the sale of Berry Plastics UK Ltd. in April 2007.  In addition, we used $75.8 million primarily for (1) the acquisition of Rollpak Corporation and (2) a $30.0 million payment to Tyco as finalization of the working capital settlement.

During the period from February 17, 2006 to September 29, 2006, we used $3,252.0 million of net cash in investing activities, primarily due to Apollo’s acquisition of Old Berry Holding and Old Covalence Holding and investments in capital expenditures of $34.8 million during the period.  During the period from October 1, 2005 to February 16, 2006, TP&A used $12.2 million of net cash in investing activities for capital expenditures.

Cash Flows from Financing Activities
Net cash provided by financing activities was $821.0 million for the fiscal year ended September 27, 2008 compared to $40.4 million used for financing activities.  In February 2008, we used the proceeds from the senior secured bridge facility to fund the $520.0 million acquisition of Captive Plastics.  This senior secured bridge facility was subsequently retired in April 2008, in connection with the issuance of our First Priority Floating Rate Notes which resulted in us receiving approximately $661.4 million of cash proceeds.  The excess proceeds from our April offering were used to pay down our outstanding borrowings on our revolving line of credit.  We subsequently borrowed $257.1 million under our revolving credit facilities to fund working capital and to ensure that we had liquidity to finance our operations given the turmoil in the financial markets.  We had approximately $189.7 million in cash as of September 27, 2008.  We paid approximately $26.4 million in financing fees related to the First Priority Floating Rate Notes.

Net cash used for financing activities was $40.4 million for the fiscal year ended September 29, 2007.  In the period, we generated cash of $1,233.0 million from long-term borrowing in connection with the Merger and paid $9.7 million of debt financing costs associated with closing these borrowings.  We paid $1,161.2 million of long-term borrowings primarily as a result of the Merger and had net equity distributions of $102.5 million primarily a result of the dividend to Berry Group in June 2007 described above.

During the period from February 17, 2006 to September 29, 2006, we generated net cash of $3,212.5 million in our financing activities due principally to the issuance of long-term debt of $2,653.4 million and net equity contributions of $680.8 million in connection with Apollo’s acquisitions of Old Berry Holding and Old Covalence Holding partially offset by payments on long-term debt totaling $50.7 million and debt financing costs of $71.0 million.

During the period from October 1, 2005 to February 16, 2006, cash generated from TP&A’s financing activities was $130.6 million due to the change in the resin purchasing arrangement with an affiliate of Tyco prior to Apollo’s acquisition of Old Covalence Holding, partially offset by the retirement of outstanding capital lease obligations.  In fiscal 2005, TP&A used $89.2 million in financing activities. These activities primarily resulted from a reduction in capital lease obligations of $61.1 million.

Increased working capital needs occur whenever we experience strong incremental demand or a significant rise in the cost of raw material, particularly plastic resin.  However, based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our senior secured credit facilities, will be adequate to meet our short-term liquidity needs.  We base such belief on historical experience and the funds available under the Credit Facility.  However, we cannot predict our future results of operations and our ability to meet our obligations involves numerous risks and uncertainties, including, but not limited to, those described in the "Rist Factors” section of this 10K and of our Form S-4 filed with the Securities and Exchange Commission on May 4, 2007.  In particular, increases in the cost of resin which we are unable to pass through to our customers on a timely basis or significant acquisitions could severely impact our liquidity.  At September 27, 2008, our cash balance was $189.7 million, and we had unused borrowing capacity under the Credit Facility’s borrowing base of $99.4 million (reflects the reduction of Lehman’s total commitment of $18.3 million).

Critical Accounting Policies and Estimates

We disclose those accounting policies that we consider to be significant in determining the amounts to be utilized for communicating our consolidated financial position, results of operations and cash flows in the second note to our consolidated financial statements included elsewhere herein.  Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of financial statements in conformity with these principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual results are likely to differ from these estimates, but management does not believe such differences will materially affect our financial position or results of operations.  We believe that the following accounting policies are the most critical because they have the greatest impact on the presentation of our financial condition and results of operations.

Allowance for Doubtful Accounts.  We evaluate our allowance for doubtful accounts on a quarterly basis and review any significant customers with delinquent balances to determine future collectibility.  We base our determinations on legal issues (such as bankruptcy status), past history, current financial and credit agency reports, and the experience of our credit representatives.  We reserve accounts that we deem to be uncollectible in the quarter in which we make the determination. We maintain additional reserves based on our historical bad debt experience.  Additionally, our allowance for doubtful accounts includes a reserve for cash discounts that are offered to some of our customers for prompt payment.  We believe, based on past history and our credit policies, our net accounts receivables are of good quality.  A ten percent increase or decrease in our bad debt experience would not have a material impact on the results of operations of the Company.  Our allowance for doubtful accounts was $12.1 million and $11.3 million as of September 27, 2008 and September 29, 2007, respectively.

Inventory Obsolescence.  We evaluate our reserve for inventory obsolescence on a quarterly basis and review inventory on-hand to determine future salability.  We base our determinations on the age of the inventory and the experience of our personnel.  We reserve inventory that we deem to be not salable in the quarter in which we make the determination.  We believe, based on past history and our policies and procedures, that our net inventory is salable.  A ten percent increase or decrease in our inventory obsolescence experience would not have a material impact on the results of operations of the Company.  Our reserve for inventory obsolescence was $19.3 million and $14.9 million as of September 27, 2008 and September 29, 2007, respectively.

Medical Insurance.  We offer our employees medical insurance that is primarily self-insured by us.  As a result, we accrue a liability for known claims as well as the estimated amount of expected claims incurred but not reported.  We evaluate our medical claims liability on a quarterly basis, obtain an independent actuarial analysis on an annual basis and perform payment lag analysis.  Based on our analysis, we believe that our recorded medical claims liability should be sufficient.  A ten percent increase or decrease in our medical claims experience would not have a material impact on the results of operations of the Company.  Our accrued liability for medical claims was $2.9 million and $6.7 million, including reserves for expected medical claims incurred but not reported, as of September 27, 2008 and September 29, 2007, respectively.

Workers’ Compensation Insurance.  The majority of our facilities are covered under a large deductible program for workers’ compensation insurance.  On a quarterly basis, we evaluate our liability based on third-party adjusters’ independent analyses by claim.  Based on our analysis, we believe that our recorded workers’ compensation liability should be sufficient.  A ten percent increase or decrease in our workers’ compensations claims experience would not have a material impact on the results of operations of the Company.  Our accrued liability for workers’ compensation claims was $7.6 million and $6.7 million as of September 27, 2008 and September 29, 2007, respectively.

Revenue Recognition.  Revenue from the sales of products is recognized at the time title and  risks and rewards of ownership pass to the customer (either when the products reach the free-on-board shipping point or destination depending on the contractual terms), there is persuasive evidence of an arrangement, the sales price is fixed and determinable and collection is reasonably assured.

Impairments of Long-Lived Assets.  In accordance with the methodology described in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.  Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  The impairment loss is measured by comparing the fair value of the asset to its carrying amount.  An impairment of $18.1 million was recorded in fiscal 2007.

Goodwill and Other Indefinite Lived Intangible Assets.  In accordance with the methodology described in SFAS No. 142, Goodwill and Other Intangible Assets, we review our goodwill and other indefinite lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.  Impairment losses are recorded when indicators of impairment are present and the discounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  The impairment loss for indefinite lived intangible assets is measured by comparing the fair value of the asset to its carrying amount.  Impairment losses for goodwill are recognized by performing step two of the impairment test whereby goodwill is determined based on the application of the purchase accounting methodology.  We annually review our goodwill and other indefinite lived intangible assets for impairment.  A 10% decline in the fair value of our reporting units, could result in a potential impairment depending on earnings growth, the cost of capital and other factors we utilized to determine the respective fair value.  No impairments were recorded in the financial statements included in this Form 10-K.

Deferred Taxes and Effective Tax Rates.  We estimate the effective tax rates (“ETR”) and associated liabilities or assets for each legal entity of ours in accordance with SFAS No. 109.  We use tax-planning to minimize or defer tax liabilities to future periods. In recording ETR’s and related liabilities and assets, we rely upon estimates, which are based upon our interpretation of United States and local tax laws as they apply to our legal entities and our overall tax structure.  Audits by local tax jurisdictions, including the United States Government, could yield different interpretations from our own and cause the Company to owe more taxes than originally recorded.  For interim periods, we accrue our tax provision at the ETR that we expect for the full year.  As the actual results from our various businesses vary from our estimates earlier in the year, we adjust the succeeding interim periods’ ETR’s to reflect our best estimate for the year-to-date results and for the full year.  As part of the ETR, if we determine that a deferred tax asset arising from temporary differences is not likely to be utilized, we will establish a valuation allowance against that asset to record it at its expected realizable value.  Our valuation allowance against deferred tax assets was $5.0 million and $3.1 million as of September 27, 2008 and September 29, 2007, respectively.

Accrued Rebates.  We offer various rebates to our customers in exchange for their purchases.  These rebate programs are individually negotiated with our customers and contain a variety of different terms and conditions.  Certain rebates are calculated as flat percentages of purchases, while others included tiered volume incentives.  These rebates may be payable monthly, quarterly, or annually.  The calculation of the accrued rebate balance involves significant management estimates, especially where the terms of the rebate involve tiered volume levels that require estimates of expected annual sales.  These provisions are based on estimates derived from current program requirements and historical experience.  We use all available information when calculating these reserves.  Our accrual for customer rebates was $51.5 million and $40.9 million as of September 27, 2008 and September 29, 2007, respectively.

Pension.  Pension benefit costs include assumptions for the discount rate, retirement age, and expected return on plan assets.  Retiree medical plan costs include assumptions for the discount rate, retirement age, and health-care-cost trend rates.  These assumptions have a significant effect on the amounts reported.  In addition to the analysis below, see the notes to the consolidated financial statements for additional information regarding our retirement benefits.  Periodically, we evaluate the discount rate and the expected return on plan assets in our defined benefit pension and retiree health benefit plans.  In evaluating these assumptions, we consider many factors, including an evaluation of the discount rates, expected return on plan assets and the health-care-cost trend rates of other companies; our historical assumptions compared with actual results; an analysis of current market conditions and asset allocations; and the views of advisers.  In evaluating our expected retirement age assumption, we consider the retirement ages of our past employees eligible for pension and medical benefits together with our expectations of future retirement ages.  We believe our pension and retiree medical plan assumptions are appropriate based upon the above factors.  A one percent increase or decrease in our health-care-cost trend rates would not have a material impact on the results of operations of the Company.  Also, a one quarter percentage point change in our discount rate or expected return on plan assets would not have a material impact on the results of operations of the Company.

Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe that our consolidated financial statements provide a meaningful and fair perspective of Holding and its consolidated subsidiaries.  This is not to suggest that other risk factors such as changes in economic conditions, changes in material costs, our ability to pass through changes in material costs, and others could not materially adversely impact our consolidated financial position, results of operations and cash flows in future periods.

Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires the recognition of a tax position when it is more likely than not that the tax position will be sustained upon examination by relevant taxing authorities, based on the technical merits of the position. The Company adopted the provisions of FIN 48 effective September 30, 2007. The adoption of this statement did not have a material impact on the Company’s results of operations or financial position.

In September 2006, the FASB issued FASB No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by GAAP; it does not create or modify any current GAAP requirements to apply fair value accounting. The standard provides a single definition for fair value that is to be applied consistently for all accounting applications, and also generally describes and prioritizes according to reliability the methods and inputs used in valuations. SFAS 157 prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in GAAP.  The new measurement and disclosure requirements of SFAS 157 are effective for financial assets and liabilities for the Company’s fiscal year beginning October 1, 2008 and for non-financial assets and liabilities for the Company’s fiscal year beginning October 1, 2010.  The Company does not expect the adoption of SFAS 157 to have a material impact on its results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which includes an amendment of FASB Statement No. 51.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  This statement allows entities to report unrealized gains and losses at fair value for those selected items.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is currently assessing the impact of the statement.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.”  This statement replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement.  This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the impact of the statement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported as amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, we do not expect the adoption of SFAS 160 to have a significant impact on the Company’s results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, which is an amendment of FASB Statement No. 133.  This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities, Senior Secured First Priority Notes and Floating Rate Notes.  The net outstanding balance of the term loan, revolving credit facility, Senior Secured First Priority Notes and Floating Rate Notes at September 27, 2008 was $1,185.0 million, $257.1 million, $680.6 million and $225.0 million respectively.

In August 2007, Berry entered into two separate interest rate swap transactions to protect $600.0 million of the outstanding variable rate term loan debt from future interest rate volatility.  The swap agreements became effective in November 2007.  The first agreement has a notional amount of $300.0 million and became effective November 5, 2007 and swaps three month variable LIBOR contracts for a fixed two year rate of 4.875% and expires on November 5, 2009.  The second agreement has a notional amount of $300.0 million and became effective November 5, 2007 and swaps three month variable LIBOR contracts for a fixed three year rate of 4.920% and expires on November 5, 2010.

If the LIBOR rate increases 0.25% and 0.5%, we estimate an annual increase in our interest expense of $4.4 million and $8.7 million, respectively.

Resin Cost Sensitivity

We are exposed to market risk from changes in plastic resin prices that could impact our results of operations and financial condition.  We purchased approximately $1,419.9 million of resin in fiscal 2008 with approximately 56% of our resin pounds being PE, 29% PP, and 15% other.  Our plastic resin purchasing strategy is to deal with only high-quality, dependable suppliers, such as Chevron, DAK Americas, Dow, Dupont, Eastman Chemical, Exxon Mobil, Flint Hills Resources, Georgia Gulf, Lyondell/Bassell, Nova, PolyOne Corp., Sunoco, Total, and Westlake.  We believe that we have maintained strong relationships with these key suppliers and expect that such relationships will continue into the foreseeable future.  The resin market is a global market and, based on our experience, we believe that adequate quantities of plastic resins will be available at market prices, but we can give you no assurances as to such availability or the prices thereof.  If the price of resin increased or decreased from fiscal 2008 by 5% and 10%, this would result in a change to our cost of goods sold of approximately $71.0 million and $142.0 million, respectively.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Reports of Independent Registered Public Accounting Firms	F- 1
Consolidated Balance Sheets at September 27, 2008 and September 29, 2007	F- 3
Consolidated or Combined Statements of Operations for the year ended September 27, 2008, year ended September 29, 2007, period from February 17 to September 30, 2006 and period from October 1, 2005 to February 16, 2006
F- 5
Consolidated or Combined Statements of Changes in Stockholders' Equity and Comprehensive Income (Loss) for the year ended September 27, 2008, for the year ended September 29, 2007, period from February 17 to September 30, 2006 and period from October 1, 2005 to February 16, 2006
F- 6
Consolidated or Combined Statements of Cash Flows for year ended September 27, 2008, year ended September 29, 2007, period from February 17 to September 30, 2006 and period from October 1, 2005 to February 16, 2006
F- 7
Notes to Consolidated or Combined Financial Statements	F- 8

Index to Financial Statement Schedules
All schedules have been omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.    CONTROLS AND PROCEDURES

(a)Evaluation of disclosure controls and procedures.

Our management team is responsible for the preparation and integrity of the consolidated financial statements appearing in this Form 10-K.  We have established disclosure controls and procedures to ensure that material information relating to the Company, including consolidated subsidiaries, is made known to members of senior management and the Board of Directors.  As required by Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, we carried out an evaluation under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In connection with the preparation of this Annual Report, the Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of September 27, 2008.  Based on the identification and the evaluation of the material weaknesses in internal control over financial reporting described below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 27, 2008, the Company’s disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission (“SEC”) that permit the Company to provide only Management’s report in this Annual Report.

A material weakness is a control deficiency, or combination of control deficiencies, that results in the reasonable possibility that there is more than a remote likelihood that a misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected in a timely manner. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A design deficiency exists when a control necessary to meet the control objective is missing or an existing control is not properly designed so that, even if the control operates as designed, the control objective is not always met.  In connection with Management’s assessment of the Company’s internal control over financial reporting, Management identified the following material weaknesses in the Company’s internal control over financial reporting as of September 27, 2008.

•
In connection with the Merger and the integration of operations,, the Company did not fully complete the transition from Old Covalence’s financial system to Berry’s new financial system.  This resulted in partially implemented controls and procedures and installation of disclosure controls and procedures in the Old Covalence operating units that were not converted as of September 27, 2008.

•	Ineffective review of account reconciliations to ensure that account balances were accurate and agreed to appropriate supporting detail, calculations or other documentation.

•	Ineffective review of the Company’s tax provision to ensure that deferred tax balances were properly stated.

Plans to Remediate Material Weaknesses in Internal Control over Financial Reporting

In light of the material weaknesses described above, the Company performed additional analysis and other procedures to ensure that the consolidated financial statements included in this Annual Report were prepared in accordance with accounting principles generally accepted in the United States ("GAAP").  These procedures included additional testing of certain balances and accounts as of September 27, 2008 to ensure the accuracy of the annual financial statements.

Management has engaged in, and continues to engage in, substantial efforts to address the material weaknesses in the Company’s internal control over financial reporting.  The Company is currently transitioning and converting the legacy Old Covalence Holding systems to the Old Berry Group systems which will result in cohesive disclosure controls and procedures.  The Company is also in the process of implementing new account reconciliation procedures to ensure that the balances were accurate and agreed to appropriate supporting detail, calculations or other documentation.  In addition , the Company is also designing new procedures to ensure their book to tax differences are properly identified and all deferred tax balances are properly stated.

While the Company believes that these remedial actions will result in correcting the material weaknesses in its internal control over financial reporting, the exact timing of when the conditions will be corrected is dependent upon future events.

(b)	Changes in internal controls.

The changes that could materially affect or are reasonably likely to materially affect the Company’s internal control over financial reporting are discussed under “Plans to Remediation of Material Weaknesses in Internal Control over Financial Reporting” in Item 9A(a) above.

Item 9B. OTHER INFORMATION

None

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides information regarding the executive officers, officers and members of the board of directors of Berry Group, of which we are a wholly owned subsidiary.

Name	Age	Title
Ira G. Boots (1) (3)	54	Chairman, Chief Executive Officer and Director
R. Brent Beeler	55	President and Chief Operating Officer
James M. Kratochvil	52	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Anthony M. Civale (1) (2)	34	Director
Patrick J. Dalton	40	Director
Donald C. Graham (1)	75	Director
Steven C. Graham (2)	49	Director
Joshua J. Harris	43	Director
Robert V. Seminara (1) (2) (3)	36	Director

(1)	Member of the Compensation Committee.
(2)	Member of the Audit Committee.
(3)	Member of the Executive Committee.

The following table provides information regarding the executive officers, officers and members of the board of directors of Berry Plastics Corporation.

Name	Age	Title
Ira G. Boots (1) (3)	54	Chairman, Chief Executive Officer and Director
R. Brent Beeler	55	President and Chief Operating Officer
James M. Kratochvil	52	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Anthony M. Civale (1) (2)	34	Director
Robert V. Seminara (1) (2) (3)	36	Director

(1)	Member of the Compensation Committee.
(2)	Member of the Audit Committee.
(3)	Member of the Executive Committee.

Ira G. Boots has been Chairman of the Board and Chief Executive Officer since June 2001 of Holding and Berry Plastics Corporation, and a Director of Holding and Berry Plastics Corporation since April 1992.  Prior to that, Mr. Boots served as Chief Operating Officer of Berry Plastics Corporation since August 2000 and Vice President of Operations, Engineering and Product Development of Berry Plastics Corporation since April 1992.  Mr. Boots was employed by our predecessor company from 1984 to December 1990 as Vice President, Operations.

R. Brent Beeler was named President and Chief Operating Officer of Holding and Berry Plastics Corporation in May 2005.  He formerly served as President—Containers and Consumer Products of Berry Plastics Corporation since October 2003 and has been an Executive Vice President of Holding since July 2002.  He had been Executive Vice President and General Manager—Containers and Consumer Products of Berry Plastics Corporation since October 2002 and was Executive Vice President and General Manager—Containers since August 2000.  Prior to that, Mr. Beeler was Executive Vice President, Sales and Marketing of Berry Plastics Corporation since February 1996 and Vice President, Sales and Marketing of Berry Plastics Corporation since December 1990.  Mr. Beeler was employed by our predecessor company from October 1988 to December 1990 as Vice President, Sales and Marketing and from 1985 to 1988 as National Sales Manager.

James M. Kratochvil has been Executive Vice President, Chief Financial Officer, Treasurer and Secretary of Holding and Berry Plastics Corporation since December 1997.  He formerly served as Vice President, Chief Financial Officer and Secretary of Berry Plastics Corporation since 1991, and as Treasurer of Berry Plastics Corporation since May 1996.  He formerly served as Vice President, Chief Financial Officer and Secretary of Holding since 1991.  Mr. Kratochvil was employed by our predecessor company from 1985 to 1991 as Controller.

Anthony M. Civale has been a member of our Board of Directors since the consummation of the Merger.  Mr. Civale is a Partner at Apollo Management, where he has worked since 1999.  Prior to that time, Mr. Civale was employed by Deutsche Bank Securities in the Financial Sponsors Group within its Corporate Finance Division.  Mr. Civale also serves on the board of directors of Harrah’s Entertainment, Inc. and Prestige Cruises.

Patrick J. Dalton has been a member of our Board of Directors since the consummation of the Apollo Berry Merger. Mr. Dalton joined Apollo Management in June 2004 as a partner and as a member of Apollo Investment Management’s (“AIM”) Investment Committee. Mr. Dalton is the President and Chief Operating Officer of Apollo Investment Corporation (NASDAQ: AINV).  Mr. Dalton is also the Chief Investment Officer of AIM and a member of the Investment Committees of Apollo Investment Europe, Apollo Credit Liquidity Fund and Artus/Apollo Loan Fund. Before joining Apollo, Mr. Dalton was a vice president with Goldman, Sachs & Co.’s Principal Investment Area with a focus on mezzanine investing since 2000. From 1990 to 2000, Mr. Dalton was a Vice President with the Chase Manhattan Bank where he worked most recently in the Acquisition Finance Department. Mr. Dalton graduated from Boston College with a BS in Finance and received his MBA from Columbia Business School.

Donald C. Graham founded the Graham Group, an industrial and investment concern, and has been a member of our Board of Directors since the consummation of the Merger.  The Graham Group is engaged in a broad array of businesses, including industrial process technology development, capital equipment production, and consumer and industrial products manufacturing.  Mr. Graham founded Graham Packaging Company, in which he sold a controlling interest in 1998.  The Graham Group’s three legacy industrial businesses operate in more than 80 locations worldwide, with combined sales of more than $2.75 billion.  Mr. Graham currently serves on the board of directors of Western Industries, Inc., Supreme Corq LLC, National Diversified Sales, Inc., Infiltrator Systems, Inc., Touchstone Wireless Repair and Logistics LP, Nurture, Inc., Graham Engineering Corporation and Graham Architectural Products Corporation.

Steven C. Graham founded Graham Partners and has been a member of our Board of Directors since the consummation of the Merger.  Prior to founding Graham Partners in 1998, Mr. Graham oversaw the Graham Group’s corporate finance division starting in 1988.  Prior to 1988, Mr. Graham was a member of the investment banking division of Goldman, Sachs & Co., and was an Acquisition Officer for the RAF Group, a private equity investment group.  Mr. Graham currently serves on the board of directors of Graham Architectural Products Corporation, Western Industries, Inc., National Diversified Sales, Inc., HB&G Building Products, Inc., Nailite International, Inc., Dynojet, Inc., Supreme Corq LLC, Line-X, LLC, Abrisa Industrial Glass, Inc., Infiltrator Systems, Inc., The Masonry Group LLC, Aerostructures Acquisition, LLC, Transaxle LLC, and ICG Commerce Holdings, Inc.

Joshua J. Harris has been a member of our Board of Directors since the consummation of the Merger.  Mr. Harris is a Senior Founding Partner at Apollo Management and has served as an officer of certain affiliates of Apollo since 1990.  Prior to that time, Mr. Harris was a member of the Mergers and Acquisitions Department of Drexel Burnham Lambert Incorporated.  Mr. Harris is also a director of the general partner of AP Alternative Assets, Apollo Global Management LLC, CEVA Logistics, Hexion Specialty Chemicals, Inc., Momentive Performance Materials, Noranda Aluminum and Verso Paper Inc.

Robert V. Seminara has been a member of our Board of Directors since the consummation of the Merger.  Mr. Seminara is a Partner at Apollo Management, where he has worked since 2003.  Prior to that time, Mr. Seminara was a managing director of Evercore Partners LLC.  Mr. Seminara also serves on the boards of directors of Hexion Specialty Chemicals, Inc. and World Kitchen Inc.

Board Committees

Our Board of Directors has a Compensation Committee, an Audit Committee and Executive Committee.  The Compensation Committee makes recommendations concerning salaries and incentive compensation for our employees and consultants.  The Audit Committee, which consists of at least one financial expert, recommends the annual appointment of auditors with whom the Audit Committee reviews the scope of audit and non-audit assignments and related fees, accounting principles we use in financial reporting, internal auditing procedures and the adequacy of our internal control procedures.

We have a Code of Business Ethics that applies to all employees, including our Chief Executive Officer and senior financial officers.  These standards are designed to deter wrongdoing and to promote the highest ethical, moral and legal conduct of all employees. Our Code of Business Ethics can be obtained, free of charge, at our Corporate Headquarters in our Human Resources department.

Item 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Company has a Compensation Committee comprised of Messrs. Boots, Seminara, Civale, and Donald Graham.  The annual salary and bonus paid to Messrs. Boots, Kratochvil, Beeler, Salmon, Unfried, and all other vice presidents and above, (collectively, the “Senior Management Group”) for fiscal 2008 were determined by the Compensation Committee in accordance with their respective employment agreements.  The Committee makes all final compensation decisions for our executive officers.   Below are the principles outlining our executive compensation principles and practices.

 Compensation Philosophy and Analysis

Our goal as an employer is to ensure that our pay practices are equitable with regard to market wages, facilitate appropriate retention, and to reward exceptional performance.  The Human Resources Department obtains regional and national compensation survey data.  In the past we have conducted studies with Mercer, Clark Consulting, The Conference Board and Salary.com to better understand compensation programs of other manufacturing companies similar in size.  Our studies have reviewed base salary, bonus, and a time based option value for one year. They have historically ignored the value of 401(k) match and medical.  We believe our programs are generally below market.

The Company believes that executive compensation should be designed to align closely the interests of the Company, the executive officers, and its stockholders and attract, motivate reward and retain superior management talent.  Berry utilizes the following guidelines pertaining to executive compensation:

•	Pay compensation that is competitive with the practices of other manufacturing businesses similar in size.

•	Wage enhancements aligned with the performance of the Company.

•	Pay for performance by:

•
Setting performance goals determined by our CEO and the Board of Directors for our officers and providing a short-term incentive through a bonus plan that is based upon achievement of these goals.  In a year of increased resin and raw material prices, these goals were a challenge to the executive team.

•
Providing long-term incentives in the form of stock options, in order to retain those individuals with the leadership abilities necessary for increasing long-term shareholder value while aligning with the interests of our investors.

Role of Compensation Committee

The Compensation Committee’s specific roles are:

•	to approve and recommend to our Board of Directors all compensation plans for (1) the CEO of the Company, (2) all employees of the Company and its subsidiaries who report directly to the CEO, and (3) other members of the Senior Management Group, as well as all compensation for our Board of Directors;

•	to approve the short-term compensation of the Senior Management Group and to recommend short-term compensation for members of our Board of Directors;

•	to approve and authorize grants under the Company’s or its subsidiaries’ incentive plans, including all equity plans and long-term incentive plans; and

•	to prepare any report on executive compensation required by Securities and Exchange Commission rules and regulations for inclusion in our annual proxy statement, if any.

Role of Executives Officers

Ira Boots, Chairman and Chief Executive Officer, Brent Beeler, Chief Operating Officer, Jim Kratochvil, Chief Financial Officer and Marcia Jochem, Executive Vice President of Human Resources annually review the performance of each of our executive officers.  Together they review annual goals and the performance of each individual executive officer.  This information, along with the performance of the company and market data determines the wage adjustment recommendation presented to the Compensation Committee.   All other compensation decisions with respect to officers of the Company are made by Mr. Boots pursuant to policies established in consultation with the Compensation Committee and recommendations from the Human Resource Department.

The Compensation Committee evaluates the performance of the CEO and determines the CEO’s compensation in light of the goals and objectives of the compensation program. On at least an annual basis, the Compensation Committee expects to review the performance of the CEO as compared with the achievement of the Company’s goals and any individual goals. The CEO together with the Human Resource Department will assess the performance and compensation of the other named executives. The Human Resource Department, together with the CEO, annually will review the performance of each member of the Senior Management Group as compared with the achievement of Company or operating division goals, as the case may be, together with each executive’s individual goals. The Compensation Committee can exercise its discretion in modifying any recommended adjustments or awards to the executives. Both performance and compensation are evaluated to ensure that the Company is able to attract and retain high quality executives in vital positions and that their compensation, taken as a whole, is competitive and appropriate compared to that of similarly situated executives in other corporations within the industry.

Executive Compensation Program

The compensation for our executive officers is primarily in the following three categories:  (1) salary, (2) bonus, and (3) stock options.  Berry has selected these elements because each is considered useful and/or necessary to meet one or more of the principal objectives of the business.  Base salary and bonus targets are set with the goal of motivating employees and adequately compensating and rewarding them on a day-to-day basis for the time spent and the services they perform.  Our equity programs are geared toward providing an incentive and reward for the achievement of long-term business objectives, retaining key talent and more closely aligning the interests of management with our shareholders.

The compensation program is reviewed on an annual basis.  In setting individual compensation levels for a particular executive, the total compensation package is considered along with the executive’s past and expected future contributions to our business.

Base Salary

Our executive officers’ base salaries depend on their position within the Company and its subsidiaries, the scope of their responsibilities and the period during which they have been performing those responsibilities and their overall performance. Base salaries are reviewed annually, and will be adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities and performance and experience.

Annual Bonus

Berry has a long history of sharing profits with employees. This philosophy is imbedded in the corporate culture and is one of many practices that have enabled the Company to continually focus on improvement and be successful. Below is the calculation, funding and annual payment practice for the Executive program which is subject to approval every year by the Board of Directors.  It is our goal to exceed our commitments year after year. Our executive officers participate in our Executive Profit Sharing Bonus Program.  Depending on our overall business performance specifically related to EBITDA and Company growth and each executive’s individual performance, he or she would be eligible to receive a bonus ranging from zero to 108% his or her base salary.  These target ranges are the same for all of the Vice Presidents and above positions and are subject to change at the discretion of the Compensation Committee.  The performance period is measured from January 1 through December 31 of the respective year, and does not coincide with our externally reported fiscal year-end.  Performance objectives are generally set on an annualized basis.

1. Calculation:
75% - based on achieving 100% of annual EBITDA target
25% - based on growing the equity value of the Company

2.Funding:
By meeting both targets, executives qualify to earn 68.5% of their annualized salary in a bonus payment.  This bonus payment slides up or down depending on the performance of the Company.

3. Payment:
With Board approval, bonus is paid on an annual basis, which normally happens at the end of February, but may be paid at an earlier date at the election of the Compensation Committee.

The Compensation Committee is currently working with Apollo to determine the performance metrics to apply to our 2009 bonus plan year, and we expect that our executive officers will continue to be subject to the same financial performance metrics as other salaried employees of the Company.

Stock Options

In connection with the completion of the Apollo Berry Merger, Berry adopted the Berry Plastics Group, Inc., 2006 Equity Incentive Plan which permits us to grant stock options, rights to purchase shares, restricted stock, restricted stock units, and other-stock based rights to employees or directors of, or consultants to, us, or any of our subsidiaries. The Equity Incentive Plan is administered by our Board of Directors or, if determined by such board, by the Compensation Committee of the board. Approximately 773 thousand shares of our common stock have been reserved for issuance under the Equity Incentive Plan.

As discussed below, we have awarded stock options to members of our management.  However, the Compensation Committee has not established any formal program, plan or practice for the issuance of equity awards to employees.  We do not have any program, plan or practice in place for selecting grant dates for awards under the Equity Incentive Plan in coordination with the release of material non-public information. Under the Equity Incentive Plan, the exercise price for the option awards is the fair market value of the stock of Berry on the date of grant. The fair market value is determined by the Board of Directors by applying industry appropriate multiples to our current EBITDA, and this valuation takes into account a level of net debt that excluded cash required for working capital purposes.  The Compensation Committee is not prohibited from granting awards at times when it is in possession of material non-public information. However, no inside information was taken into account in determining the number of options previously awarded or the exercise price for those awards, and we did not “time” the release of any material non-public information to affect the value of those awards.

The Compensation Committee believes that the granting of awards under the Equity Incentive Plan promotes, on a short-term and long-term basis, an enhanced personal interest and alignment of interests of those executives receiving equity awards with the goals and strategies of the Company. The Compensation Committee also believes that the equity grants provide not only financial rewards to such executives for achieving Company goals but also provide additional incentives for executives to remain with the Company.

From time to time since the Apollo Berry Merger, we grant management participants stock options that are subject to the terms of the Equity Incentive Plan.  In connection with the grants, we enter into stock option award agreements with the management participants.

Generally, the options will become vested and exercisable over a five year period.  The time based options vest 20% each year and the performance based option grants vest over a five year period when certain EBITDA targets are met. In each case, the vesting of options is generally subject to the grantee’s continued provision of services to the Company or one of its subsidiaries as of the applicable vesting date.

Berry also clarified the anti-dilution provisions of its stock option plans to require payment to holders of outstanding stock options of special dividends and a pro-rata share of transaction fees that may be paid to Apollo and Graham in connection with future transactions, re-financings, etc.   In connection with the June 2007 dividend paid, holders of vested stock options received $13.7 million, while an additional $34.5 million will be paid to nonvested option holders on the second anniversary of the dividend grant date (assuming the nonvested option holders remain employed by the Company).  In December 2008, the Executive Committee of Berry Group modified the vesting provisions which resulted in payment of this remaining amount of $33.0 million to the participants on December 2008.

The maximum term of these options is ten years. However, subject to certain exceptions set forth in the applicable stock option award agreement, unvested options will automatically expire 90 days after the date of a grantee’s termination of employment, or one year in the case of termination due to death or disability. In the case of a termination of employment due to death or disability, an additional 20% of an individual’s options will vest.  20% of outstanding options may become vested earlier upon  a “change in control” of Berry, and 40% of outstanding options become vested earlier if such change in control results in the achievement of a targeted internal rate of return.

Shares of Company common stock acquired under the Equity Incentive Plan are subject to restrictions on transfer, repurchase rights, and other limitations set forth in a stockholder’s agreement.

Post-Employment Compensation.

We provide post-employment compensation to our employees, including our named executive officers, as a continuance of the post-retirement programs sponsored by prior owners and applicable to our employees prior to the Apollo Berry Merger. The Compensation Committee believes that offering such compensation allows us to attract and retain qualified employees and executives in a highly competitive marketplace and rewards our employees and executives for their contribution to the Company during their employment. A principal component of our post-employment executive officer compensation program is a qualified defined contribution 401(k) plan and a retirement health plan.  Our executive officers are eligible to participate in our company-wide 401(k) qualified plan for employees.  The Company awards a $200 lump sum contribution annually for participating in the plan and matches dollar for dollar the first $300 dollars, and a 10% match thereafter.  Participants who contribute at least $1,000 will also receive an addition $150 lump sum deposit at the end of the year.  Company matching contributions are 100% vested immediately.  We also offer our employees a retirement health plan.

Perquisites and Other Personal Benefits.

While we believe that perquisites should be a minor part of executive compensation, we recognize the need to provide our executive officers with perquisites and other personal benefits that are reasonable, competitive and consistent with the overall compensation program in order to enable us to attract and retain qualified employees for key positions.  Accordingly, we provide our executive officers with leased company vehicles including maintenance and operational cost.  The Compensation Committee periodically reviews the perquisites provided to our executive officers.

Messrs. Seminara and Civale are partners in Apollo Management.  Donald Graham is the founder of the Graham Group.  See the section of this Form 10-K titled “Certain Relationships and Related Transactions” for a description of transactions between us and various affiliates of Apollo and Graham.

The following table sets forth a summary of the compensation paid by us to our Chief Executive Officer, Chief Financial Officer and three other most highly compensated executive officers (collectively, the “Named Executive Officers”) for services rendered in all capacities to us during fiscal 2008, 2007 and 2006.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Option Awards ($)	Bonus (1)	All Other Compensation	Total ($)
Ira G. Boots Chairman and Chief Executive Officer	2008 2007 2006	$893,930 760,434 589,031	$— — 704,178	$599,732 649,431 9,840,217	$— — —	$1,493,662 1,409,865 11,133,426
James M. Kratochvil Executive Vice President, Chief Financial Officer, Treasurer and Secretary	2008 2007 2006	$475,020 406,602 333,817	$— — 403,332	$318,631 349,694 4,300,854	$— — —	$793,651 756,296 5,038,003
R. Brent Beeler President and Chief Operating Officer	2008 2007 2006	$669,887 605,119 501,432	$— — 403,332	$468,756 549,519 3,977,444	$— — —	$1,138,643 1,154,638 4,882,208
Thomas E. Salmon President – Tapes &Coatings Division	2008 2007 2006	$385,889 353,277 82,115	$— — —	$262,799 139,487 191,000	$— — —	$648,688 492,764 273,115
G. Adam Unfried President – Rigid Open Top Division	2008 2007 2006	$283,057 259,953 237,087	$— — 264,480	$201,634 249,781 856,060	$— — —	$484,691 509,734 1,357,627
(1) Amounts shown include amounts paid to Messrs. Boots, Kratochvil, Beeler and Unfried at the time of the Apollo Berry Merger of $9,450,000, $4,050,000, $3,650,000 and $700,000, respectively.

Employment Agreements

In connection with the Merger, Berry entered into employment agreements with each of Messrs. Boots, Beeler and Kratochvil that supersede their previous employment agreements with Berry and that expire on December 31, 2011.  Mr. Unfried entered into an amendment to his existing employment agreement with Berry that extended the term of such agreement through December 31, 2011.  Mr. Salmon entered into an employment agreement with Berry that expires April 3, 2012 (each of the agreements with Messrs. Boots, Beeler, Kratochvil, Salmon and Unfried, as amended, an “Employment Agreement” and, collectively, the “Employment Agreements”). The Employment Agreements provided for fiscal 2008 base compensation as disclosed in the “Summary Compensation Table” above.  Salaries are subject in each case to annual adjustment at the discretion of the Compensation Committee of the Board of Directors.  The Employment Agreements entitle each executive to participate in all other incentive compensation plans established for executive officers of Berry.  Berry may terminate each Employment Agreement for “cause” or a “disability” (as such terms are defined in the Employment Agreements). Specifically, if any of Messrs. Boots, Beeler, Kratochvil, Salmon, and Unfried is terminated by Berry without ‘‘cause’’ or resigns for ‘‘good reason’’ (as such terms are defined in the Employment Agreements), that individual is entitled to: (1) the greater of (a) base salary until the later of one year after termination or (b) 1/12 of 1 year’s base salary for each year of employment up to 30 years with Berry Plastics Corporation or a predecessor in interest (excluding Messrs. Salmon and Unfried which would be entitled to (a) only) and (2) the pro rata portion of his annual bonus. Each Employment Agreement also includes customary noncompetition, nondisclosure and nonsolicitation provisions.

Grants of Plan-Based Awards for Fiscal 2008

The table below sets forth the grants to our Named Executive Officers in 2008 from the Equity Incentive Plan.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards
Thomas E. Salmon (1)	1/1/08	3,762	$112.83	$141,827
Thomas E. Salmon (2)	1/1/08	3,762	$112.83	$141,827

(1)
Represents options which (i) have an exercise price fixed at $112.83 per share, which was the fair market value of a share of Group Common Stock on the date of grant, and (ii) vest and become exercisable over a five year period, beginning in fiscal 2008 based on continued service with the Company.

(2)
Represents options which (i) have an exercise price fixed at $112.83 per share, which was the fair market value of a share of Group Common Stock on the date of grant, and (ii) vest and become exercisable based on the achievement by Group of certain financial targets.

Outstanding Equity Awards at Fiscal Year-End Table

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Ira G. Boots	19,305	17,118	$100	9/20/16
James M. Kratochvil	11,058	9,804	$100	9/20/16
R. Brent Beeler	11,058	9,804	$100	9/20/16
G. Adam Unfried	7,251	6,429	$100	9/20/16
Thomas E. Salmon	958	1,778	$100	6/04/17
Thomas E. Salmon	752	6,772	$112.83	1/01/18

Option Exercises and Stock Vested for 2008

No options were exercised by our named executive officers in fiscal 2008.

Compensation for Directors

Non-employee directors receive $12,500 per quarter plus $2,000 for each meeting they attend and are reimbursed for out-of-pocket expenses incurred in connection with their duties as directors.  For the fiscal year ended September 27, 2008, we paid non-employee directors’ fees on a combined basis as shown in the following table.

Director Compensation Table for Fiscal 2008

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Anthony M. Civale	$66,000	$—	$66,000
Patrick J. Dalton	66,000	—	66,000
Donald C. Graham	62,000	—	62,000
Steven C. Graham	64,000	—	64,000
Joshua J. Harris	64,000	—	64,000
Robert V. Seminara	66,000	—	66,000

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

We are a wholly-owned subsidiary of Berry Group.  The following table sets forth certain information regarding the beneficial ownership of the common stock, of Berry Group with respect to each person that is a beneficial owner of more than 5% of its outstanding common stock and beneficial ownership of its common stock by each director and each executive officer named in the Summary Compensation Table and all directors and executive officers as a group as of September 27, 2008.

Name and Address of Owner(1)	Number of Shares of Common Stock(1)	Percent of Class
Apollo Investment Fund VI, L.P. (2)	3,559,930	49.3%
Apollo Investment Fund V, L.P. (3)	1,902,558	26.3%
AP Berry Holdings, L. P (4)	1,641,269	22.7%
Graham Berry Holdings, LP (5)	500,000	6.9%
Ira G. Boots (6)	138,700	1.9%
R. Brent Beeler (6)	79,068	1.1%
James M. Kratochvil (6)	78,845	1.1%
G. Adam Unfried (6)	19,369	*
Thomas E. Salmon (6)	4,361	*
Anthony M. Civale (7),(8)	3,531	*
Patrick J. Dalton (7),(8)	2,000	*
Donald C. Graham (7),(9)	2,000	*
Steven C. Graham (7),(9)	2,000	*
Joshua J. Harris (7),(8)	3,531	*
Robert V. Seminara (7),(8)	3,531	*
All directors and executive officers as a group (11 persons)	336,936	4.7%
 * Less than 1% of common stock outstanding.

(1)   The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities.  Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security.  Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage.  Under these rules, more than one person may be deemed beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.  Except as otherwise indicated in these footnotes, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock.

(2)   Represents all equity interests of Berry Group held of record by controlled affiliates of Apollo Investment Fund VI, L.P., including AP Berry Holdings, LLC and BPC Co-Investment Holdings, LLC.  Apollo Management VI, L.P. has the voting and investment power over the shares held on behalf of Apollo.  Each of Messrs. Civale, Dalton, Harris, and Seminara, who have relationships with Apollo, disclaim beneficial ownership of any shares of Berry Group that may be deemed beneficially owned by Apollo Management VI, L.P., except to the extent of any pecuniary interest therein.  Each of Apollo Management VI, L.P., AP Berry Holdings, LLC and its affiliated investment funds disclaims beneficial ownership of any such shares in which it does not have a pecuniary interest.  The address of Apollo Management VI, L.P., Apollo Investment Fund VI, L.P., and AP Berry Holdings LLC is c/o Apollo Management, L.P., 9 West 57th Street, New York, New York 10019.

(3)   Represents all equity interests of Berry Group held of record by controlled affiliates of Apollo Investment Fund V, L.P., including Apollo V Covalence Holdings, LLC and Covalence Co-Investment Holdings, L.P.  Apollo Management V, L.P. has the voting and investment power over the shares held on behalf of Apollo.  Each of Messrs. Civale, Dalton, Harris, and Seminara, who have relationships with Apollo, disclaim beneficial ownership of any shares of Berry Group that may be deemed beneficially owned by Apollo Management V, L.P., except to the extent of any pecuniary interest therein.  Each of Apollo Management V, L.P., Apollo V Covalence Holdings, LLC and its affiliated investment funds disclaims beneficial ownership of any such shares in which it does not have a pecuniary interest.  The address of Apollo Management V, L.P., Apollo Investment Fund V, L.P., and Apollo V Covalence Holdings, LLC is c/o Apollo Management, L.P., 9 West 57th Street, New York, New York 10019.

(4)   The address of AP Berry Holdings LLC is c/o Apollo Management, L.P., 9 West 57th Street, New York, New York 10019.

(5)   Graham Partners II, L.P., as the sole member of the general partner of Graham Berry Holdings, L.P., has the voting and investment power over the shares held by Graham Berry Holdings, L.P.  Each of Messrs. Steven Graham and Donald Graham, who have relationships with Graham Partners II, L.P. and/or Graham Berry Holdings L.P., disclaim beneficial ownership of any shares of Berry Group that may be deemed beneficially owned by Graham Partners II, L.P. or Graham Berry Holdings L.P. except to the extent of any pecuniary interest therein.  Each of Graham Partners II, L.P. and its affiliates disclaims beneficial ownership of any such shares in which it does not have a pecuniary interest.  The address of Graham Partners II, L.P. and Graham Berry Holdings, L.P. is 3811 West Chester Pike, Building 2, Suite 200 Newton Square, Pennsylvania 19073.

(6)   The address of Messrs. Boots, Beeler, Kratochvil, Unfried, and Salmon is c/o Berry Plastics Corporation, 101 Oakley Street,  Evansville, Indiana 47710.  Total includes underlying options that are vested or scheduled to vest within 60 days of December 15, 2008

(7)   Total represents underlying options that are vested or scheduled to vest within 60 days of December 15, 2008 for each of Messrs. Civale, Dalton, Donald Graham, Steven Graham, Harris and Seminara.

(8)   The address of Messrs. Civale, Harris, Seminara and Dalton is c/o Apollo Management, L.P., 9 West 57th Street, New York, New York 10019.

(9)   The address of Messrs. Steven Graham and Donald Graham is c/o Graham Partners II, L.P. is 3811 West Chester Pike, Building 2, Suite 200 Newtown Square, Pennsylvania 19073.

Equity Compensation Plan Information

The following table provides information as of September 27, 2008 regarding shares of common stock of Berry Group that may be issued under our existing equity compensation plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders (1)	772,957 (2)	102.38	34,295

Total	772,957	102.38	34,295

(1)	Consists of the 2006 Equity Incentive Plan which our Board adopted in September 2006.
(2)	Does not include shares of Berry Group Common Stock already purchased as such shares are already reflected in the Company’s outstanding shares.

2006 Equity Incentive Plan

In connection with the Apollo Berry Merger, we have adopted an equity incentive plan for the benefit of certain of our employees, which we refer to as the 2006 Equity Incentive Plan.  The purpose of the 2006 Equity Incentive Plan is to further our growth and success, to enable our directors, executive officers and employees to acquire shares of our common stock, thereby increasing their personal interest in our growth and success, and to provide a means of rewarding outstanding performance by such persons.  Options granted under the 2006 Equity Incentive Plan may not be assigned or transferred, except to us or by will or the laws of descent or distribution.  The 2006 Equity Incentive Plan terminates ten years after adoption and no options may be granted under the plan thereafter.  The 2006 Equity Incentive Plan allows for the issuance of non-qualified options, options intended to qualify as “incentive stock options” within the meaning of the Internal Revenue Code of 1986, as amended, and stock appreciation rights.

The employees participating in the 2006 Equity Incentive Plan receive options and stock appreciation rights under the 2006 Equity Incentive Plan pursuant to individual option and stock appreciation rights agreements, the terms and conditions of which are substantially identical.  Each option agreement provides for the issuance of options to purchase common stock of Berry Group.

As of September 27, 2008, there were outstanding options to purchase 767,609 shares of Berry Group’s common stock and stock appreciation rights with respect to 5,348 shares of Berry Group’s common stock.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Stockholders Agreement with Management

We make cash payments to Berry Group to enable it to pay any (i) federal, state or local income taxes to the extent that such income taxes are directly attributable to our and our subsidiaries’ income, (ii) franchise taxes and other fees required to maintain Berry Group’s legal existence and (iii) corporate overhead expenses incurred in the ordinary course of business and salaries or other compensation of employees who perform services for both Berry Group and us.

In connection with the Merger, Apollo and Graham and certain of our employees who invested in Berry Group entered into a stockholders agreement.  The stockholders agreement provides for, among other things, a restriction on the transferability of each such person’s equity ownership in us, tag-along rights, drag-along rights, piggyback registration rights and repurchase rights by us in certain circumstances.

The Company is charged a management fee by Apollo Management VI, L.P., an affiliate of its principal stockholder and Graham Partners, for the provision of management consulting and advisory services provided throughout the year.  The management fee is the greater of $3.0 million or 1.25% of adjusted EBITDA.  In addition, Apollo and Graham have the right to terminate the agreement at any time, in which case Apollo and Graham will receive additional consideration equal to the present value of $21 million less the aggregate amount of annual management fees previously paid to Apollo and Graham, and the employee stockholders will receive a pro rata payment based on such amount.

The Company paid $2.6 million to entities affiliated with Apollo Management, L.P. and $0.4 million to entities affiliated with Graham Partners, Inc. collectively for fiscal 2008.

Certain of our management, stockholders and related parties and its affiliates have independently acquired and hold financial debt instruments of the Company.  During fiscal 2008, interest expense includes $1.2 million related to this debt.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Prior to the formation of Berry through the merger of Old Berry Group and Old Covalence Holding, Old Berry Group’s principal accounting firm was Ernst & Young, LLP (“E&Y”) and Old Covalence Holding’s principal accounting firm was Deloitte & Touche LLP  (“Deloitte”).  After the date of the Berry Holding formation, the combined company filed on Form 8-K which stated that E&Y would become the principal accounting firm of the combined company.  The following table sets forth fees incurred by E&Y and Deloitte to Berry, Berry Holding, Old Berry Group and Old Covalence Holding for fiscal 2008 and 2007.

		E&Y		Deloitte		Total
		2008	2007	2008	2007	2008	2007
Audit fees	(1)	$2.3	$2.3	$0.1	$0.3	$2.4	$2.6
Audit-related fees	(2)	—	0.7	—	—	—	0.7
Tax fees	(3)	0.6	0.5	—	—	0.6	0.5
All other fees		—	—	—	—	—	—
		$2.9	$3.5	$0.1	$0.3	$3.0	$3.8

(1)
Audit Fees.  This category includes fees and expenses billed by E&Y and Deloitte for the audits of the Company’s financial statements and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q. This category also includes services associated with SEC registration statements, periodic reports, and other documents issued in connection with securities offerings.

(2)
Audit Related Fees. This category includes fees and expenses billed by E&Y and Deloitte for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. This category includes fees for due diligence, other audit-related accounting and SEC reporting services and certain agreed upon services.

(3)	Tax Fees. This category includes fees and expenses billed by E&Y and Deloitte for domestic and international tax compliance and planning services and tax advice.
(4)	All Other Fees. There were no other fees billed by E&Y or Deloitte.

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and permissible non-audit services provided by our principal accounting firms in fiscal 2008 and 2007.  Consistent with the Audit Committee’s responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee.  All requests or applications for services to be provided by the independent auditor that do not require specific approval by the Audit Committee will be submitted to the Chief Financial Officer and must include a detailed description of the services to be rendered.  The Chief Financial Officer will determine whether such services are included within the services that have received pre-approval of the Audit Committee.  The Audit Committee will be informed on a timely basis of any such services rendered by the independent auditor.  Request or applications to provide services that require specific approval by the Audit Committee will be submitted to the Audit Committee by both the independent auditor and the Chief Financial Officer.  The Chief Financial Officer and management will immediately report to the Audit Committee any breach of this policy that comes to the attention of the Chief Financial Officer or any member of management.  Pursuant to these procedures the Audit Committee approved the audit and permissible non-audit services provided by the principal accounting firms in fiscal 2008 and 2007.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

    1.    Financial Statements

           The financial statements listed under Item 8 are filed as part of this report.

    2.    Financial Statement Schedules

           Schedules have been omitted because they are either not applicable or the required information has been disclosed in the financial statements or notes thereto.

    3.    Exhibits

           The exhibits listed on the accompanying Exhibit Index are filed as part of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Berry Plastics Corporation

We have audited the accompanying consolidated balance sheets of Berry Plastics Corporation (a wholly owned subsidiary of Berry Plastics Group, Inc.) as of September 27, 2008 and September 29, 2007, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income (loss), and cash flows for each of the two years in the period ended September 27, 2008.  We also audited the combined statement of operations, stockholders’ equity, and cash flows of Berry Plastics Corporation for the period from February 17, 2006 to September 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 2006 financial statements of Covalence Specialty Materials Corp., a combined entity, which statements for the period from February 17, 2006 to September 29, 2006, reflect net loss constituting 80% of the related combined totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Covalence Specialty Materials Corp., is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and, for 2006, the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Berry Plastics Corporation at September 27, 2008 and September 29, 2007 and the consolidated results of its operations and its cash flows for the two years in the period ended September 27, 2008 and the combined results of Berry Plastics Corporation for the period from February 17, 2006 to September 30, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective September 29, 2007 the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post-Retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).

        /s/ Ernst and Young LLP

Indianapolis, Indiana
December 11, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors of
  Covalence Specialty Materials Corp.
  Bedminster, New Jersey

We have audited the consolidated statements of operations, equity and comprehensive income (loss) and cash flows for the period February 17, 2006 through September 29, 2006 (not presented separately herein) of Covalence Specialty Materials Corp. and subsidiaries.  We have also audited the accompanying combined statements of operations, parent company equity and comprehensive income (loss) and cash flows of Tyco Plastics and Adhesives (the “Predecessor Company”) for the period October 1, 2005 through February 16, 2006.  These financial statements are the responsibility of Berry Plastics Corporation’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Predecessor Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Predecessor Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated results of operations of Covalence Specialty Materials Corp. and subsidiaries and their cash flows for the period February 17, 2006 through September 29, 2006 in conformity with accounting principles generally accepted in the United States of America. Also, such combined financial statements present fairly, in all material respects, the combined results of operations of Tyco Plastics and Adhesives and their cash flows for the period October 1, 2005 through February 16, 2006, in conformity with accounting principles generally accepted in the United States of America.

Certain expenses of the Predecessor Company represent allocations made from Tyco International Ltd. The accompanying combined financial statements of the Predecessor Company were prepared from the separate records maintained by the Predecessor Company and may not necessarily be indicative of the conditions that would have existed or the results of operations if the Predecessor Company had been operated as an unaffiliated company.

As discussed in Note 13 to the financial statements, the accompanying guarantor and non-guarantor financial information has been restated.

/s/ DELOITTE & TOUCHE LLP
Parsippany, New Jersey
December 22, 2006
(February 7, 2007 as to the effects of the restatement discussed in Note 13)

Berry Plastics Corporation
Consolidated Balance Sheets
(In Millions of Dollars)

	September 27, 2008	September 29, 2007
Assets
Current assets:
Cash and cash equivalents	$189.7	$14.6
Accounts receivable (less allowance for doubtful accounts of $12.1 at September 27, 2008 and $11.3 at September 29, 2007)	422.5	372.5
Inventories:
Finished goods	306.1	227.3
Raw materials and supplies	194.2	158.0
	500.3	385.3
Deferred income taxes	35.3	31.7
Prepaid expenses and other current assets	49.3	35.7
Total current assets	1,197.1	839.8

Property, plant and equipment:
Land	39.1	42.2
Buildings and improvements	165.3	178.7
Equipment and construction in progress	978.5	735.1
	1,182.9	956.0
Less accumulated depreciation	320.1	171.0
	862.8	785.0
Intangible assets and other long-term assets:
Deferred financing fees, net	53.8	38.0
Goodwill	1,449.3	1,132.0
Other intangibles, net	1,159.1	1,072.1
Other long-term assets	2.0	2.5
	2,664.2	2,244.6
Total assets	$4,724.1	$3,869.4

Berry Plastics Corporation
Consolidated Balance Sheets (continued)
(In Millions of Dollars)

	September 27, 2008	September 29, 2007
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$253.8	$263.2
Accrued expenses and other current liabilities	206.6	189.4
Current portion of long-term debt	21.4	17.4
Total current liabilities	481.8	470.0

Long-term debt, less current portion	3,578.2	2,693.3
Deferred income taxes	212.3	217.7
Other long-term liabilities	99.9	38.4
Total liabilities	4,372.2	3,419.4

Commitments and contingencies

Stockholders' equity:
Parent company investment, net	617.2	598.1
Accumulated deficit	(253.0)	(151.9)
Accumulated other comprehensive income (loss)	(12.3)	3.8
Total stockholders’ equity	351.9	450.0
Total liabilities and stockholders' equity	$4,724.1	$3,869.4

See notes to consolidated or combined financial statements.

Berry Plastics Corporation
Consolidated or Combined Statements of Operations
(In Millions of Dollars)

	Successor			Predecessor
	Year ended September 27, 2008	Year ended September 29, 2007	Period from February 17 to September 30, 2006	Period from October 1, 2005 to February 16, 2006
Net sales	$3,513.1	$3,055.0	$1,138.8	$666.9
Cost of goods sold	3,019.3	2,583.4	1,022.9	579.0
Gross profit	493.8	471.6	115.9	87.9

Operating expenses:
Selling, general and administrative	340.0	321.5	107.6	50.0
Restructuring and impairment charges, net	9.6	39.1	—	0.6
Other operating expenses	32.8	43.6	0.6	—
Charges and allocations from Tyco International, Ltd. and affiliates	—	—	—	10.4
Operating income	111.4	67.4	7.7	26.9

Other income	—	—	(1.3)	—
Loss on extinguished debt	—	37.3	13.6	—
Interest expense, net	261.7	237.6	46.5	2.1
Interest expense, net – Tyco International, Ltd. and affiliates	—	—	—	5.5
Income (loss) before income taxes and minority interest	(150.3)	(207.5)	(51.1)	19.3

Income tax expense (benefit)	(49.2)	(88.6)	(18.1)	1.6
Minority interest	—	(2.7)	(1.8)	—
Net income (loss)	$(101.1)	$(116.2)	$(31.2)	$17.7

See notes to consolidated or combined financial statements.

Berry Plastics Corporation
Consolidated or Combined Statements of Changes in Stockholders'
Equity and Comprehensive Income (Loss)
(In Millions of Dollars)

	Parent Company Investment, net	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total	Comprehensive Income (Loss)
Predecessor:
Balance at September 30, 2005	$895.0	$(39.9)	$—	$855.1

Net transfers to parent	224.2	—	—	224.2
Net income	17.7	—	—	17.7	$17.7
Currency translation	—	1.7	—	1.7	1.7
Balance at February 16, 2006	$1,136.9	$(38.2)	$—	$1,098.7	$19.4

Successor:

Contributions of equity- Old Covalence	$190.5	$—	$—	$190.5
Contributions of equity-Old Berry	356.0	—	—	356.0
Stock compensation expense	0.3	—	—	0.3
Adjustment for negative minority interest	(106.2)	—	—	(106.2)
Net loss	—	—	(31.2)	(31.2)	$(31.2)
Currency translation	—	0.2	—	0.2	0.2
Balance at September 30, 2006	440.6	0.2	(31.2)	409.6	$(31.0)

Stock compensation expense	19.6	—	—	19.6
Net transfers to parent	(102.5)	—	—	(102.5)
Minority interest acquisition	240.4	0.2	(4.5)	236.1
Net loss	—	—	(116.2)	(116.2)	$(116.2)
Currency translation	—	3.7	—	3.7	3.7
Interest rate hedges, net of tax	—	(3.0)	—	(3.0)	(3.0)
Adoption of SFAS No. 158, net of tax	—	2.7	—	2.7	—
Balance at September 29, 2007	598.1	3.8	(151.9)	450.0	$(115.5)

Stock compensation expense	19.6	—	—	19.6
Net transfers to parent	(0.5)	—	—	(0.5)
Net loss	—	—	(101.1)	(101.1)	$(101.1)
Currency translation	—	(4.7)	—	(4.7)	(4.7)
Interest rate hedges, net of tax	—	(5.0)	—	(5.0)	(5.0)
Minimum pension liability, net of tax	—	(6.4)	—	(6.4)	(6.4)
Balance at September 27, 2008	$617.2	$(12.3)	$(253.0)	$351.9	$(117.2)

See notes to consolidated or combined financial statements.

Berry Plastics Corporation
   Consolidated or Combined Statements of Cash Flows
(In Millions of Dollars)

	Successor			Predecessor
	Year ended September 27, 2008	Year ended September 29, 2007	Period from February 17 to September 30, 2006	Period from October 1, 2005 to February 16, 2006

Cash Flows from Operating Activities:
Net income (loss)	$(101.1)	$(116.2)	$(31.2)	$17.7
Adjustments to reconcile net cash from operating activities:
Depreciation and amortization	256.8	220.2	54.6	15.6
Non-cash interest expense	24.6	7.3	2.2	—
Write-off of deferred financing fees	—	35.5	13.6	—
Non-cash restructuring	—	—	—	0.3
Stock compensation expense	19.6	19.6	0.3	—
Deferred income taxes (benefit)	(49.2)	(90.4)	(20.7)	1.2
Loss (gain) on disposal and impairment of fixed assets	—	18.1	—	(3.0)
Minority interest	—	(2.7)	(1.8)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(15.4)	2.9	(26.1)	20.5
Inventories	(75.2)	17.6	27.5	(94.3)
Prepaid expenses and other assets	(11.2)	3.8	8.0	(11.0)
Due to Tyco International, Ltd and affiliates	—	—	—	(106.7)
Accounts payable and other current liabilities	(39.1)	21.6	70.3	40.5
Net cash provided by (used for) operating activities	(9.8)	137.3	96.7	(119.2)

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(162.4)	(99.3)	(34.8)	(12.2)
Proceeds from disposal of assets	83.0	10.8	0.8	3.1
Acquisitions of business, net of cash acquired	(576.2)	(75.8)	(3,218.0)	—
Net cash used for investing activities	(655.6)	(164.3)	(3,252.0)	(9.1)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	1,388.5	1,233.0	2,653.4	—
Equity contributions (distributions), net	(0.5)	(102.5)	680.8	—
Repayment of long-term debt	(543.0)	(1,161.2)	(50.7)	(79.4)
Debt financing costs	(26.4)	(9.7)	(71.0)	—
Change in book overdraft	—	—	—	(14.2)
Change in Predecessor parent company investment	—	—	—	224.2
Sales of interest rate hedges	2.4	—	—	—
Net cash provided by (used for) financing activities	821.0	(40.4)	3,212.5	130.6
Effect of currency translation on cash	(0.1)	(1.1)	(1.1)	(0.2)
Net increase (decrease) in cash and cash equivalents	175.1	(68.5)	56.1	2.1
Cash and cash equivalents at beginning of period	14.6	83.1	27.0	2.7
Cash and cash equivalents at end of period	$189.7	$14.6	$83.1	$4.8

See notes to consolidated or combined financial statements.

Berry Plastics Corporation
Notes to Consolidated or Combined Financial Statements
(In millions of dollars, except as otherwise noted)

1.  Basis of Presentation and Summary of Significant Accounting Policies

Background

Berry Plastics Corporation is a one of the world’s leading manufacturer and marketers of plastic packaging products, plastic film products, specialty adhesives and coated products.  The Company’s key principal products include containers, drink cups, bottles, closures and overcaps, tubes, prescription containers, trash bags, stretch films, plastic sheeting and tapes which we sell into a diverse selection of attractive and stable end markets, including food and beverage, healthcare, personal care, quick service and family dining restaurants, custom and retail, agricultural, horticultural, institutional, industrial, construction, aerospace and automotive.  At September 27, 2008, the Company had 68 production and manufacturing facilities, with 60 located in the United States.

On February 16, 2006, Apollo Management, L. P. (“Apollo”), an investment management firm, through its affiliate Apollo Management V., L. P., acquired substantially all of the assets and liabilities of Tyco Plastics & Adhesives (“TP&A”) under a Stock and Asset Purchase Agreement dated December 20, 2005 among Covalence Specialty Materials Holding Corp. (“Old Covalence Holding”), Tyco International S.A., and Tyco Group S.ar.l.  These assets and liabilities were acquired by Old Covalence Holding’s wholly owned subsidiary Covalence Specialty Materials Corp. (“Old Covalence”) and its affiliates.   Old Covalence recorded the assets and liabilities using the purchase method of accounting.

On September 20, 2006, Berry Plastics Group, Inc.’s (an affiliate of Apollo and investee of Apollo Investment Fund VI, L. P.) (“Old Berry Group”) wholly owned subsidiary BPC Acquisition Corp. merged with and into BPC Holding Corporation pursuant to an agreement and plan of merger (the “Apollo Berry Merger”), dated June 28, 2006, with BPC Holding Corporation continuing as the surviving corporation.  Following the consummation of the Apollo Berry Merger, BPC Holding Corporation changed its name to Berry Plastics Holding Corporation (“Old Berry Holding”).  Pursuant to the Apollo Berry Merger, Old Berry Holding was a wholly owned subsidiary of Old Berry Group, the principal stockholders of which were Apollo Investment Fund VI, L.P., AP Berry Holdings, LLC, Graham Berry Holdings, L.P. and management.  Apollo Investment Fund VI, L.P. and AP Berry Holdings, LLC are affiliates of Apollo.  Graham Berry Holdings, L.P. is an affiliate of Graham Partners, Inc. (“Graham”), a private equity firm.  The Apollo Berry Merger was accounted for using the purchase method of accounting.

On April 3, 2007, Old Covalence Holding merged with Old Berry Group (the “Merger”).  Old Covalence Holding was the surviving corporation and changed its name to Berry Plastics Group, Inc. (“Berry Group”).  As a result of the Merger, Old Berry Holding and Old Covalence were combined as a direct subsidiary of Berry Group and retained the name Berry Plastics Holding Corporation.

In connection with the closing of the Merger, Berry Plastics Holding Corporation adopted the fiscal year-end of the accounting acquirer, Old Covalence.  The Company, therefore,   adopted a September year-end and commencing with periodic reports after the consummation of the Merger on April 3, 2007, began filing its periodic reports on a combined basis.

In December 2007, Berry Plastics Holding Corporation completed an internal entity restructuring.  Pursuant to this restructuring, effective December 28, 2007, Berry Plastics Corporation converted to Berry Plastics, LLC and then merged with and into Berry Plastics Holding Corporation.  In addition, Berry Plastics Holding Corporation changed its name to Berry Plastics Corporation (“Berry” or the “Company”).

Basis of Presentation

Prior to the Merger, Old Berry Holding and Old Covalence were considered entities under the common control of Apollo affiliates as defined in Emerging Issues Task Force (“EITF”) Issue No. 02-5, Definition of Common Control in Relation to FASB SFAS No. 141, Business Combinations.  As a result of the Merger, the financial statements of these entities are being presented retroactively on a combined basis through the date of the Merger in a manner similar to a pooling of interests, and include the results of operations of each business from the date of acquisition by the Apollo affiliates.  The accompanying financial statements for Tyco Plastics & Adhesives (“Predecessor”) are presented on a combined basis and consist of the combined operations of the formerly wholly-owned operating units of Tyco:  Tyco Plastics, Tyco Adhesives and Ludlow Coated Products.  The Predecessor financial statements presented may not be indicative of the results that would have been achieved had the Predecessor operated as a separate, stand-alone entity.

The acquisitions by affiliates of Apollo of Old Covalence Holding and Old Berry Group have both been accounted for by the purchase method of accounting.  All intercompany transactions have been eliminated.

Parent Company Investment, net in the combined company includes the capital stock (common stock and perpetual preferred stock) that was invested in Old Berry Group and Old Covalence Holding by Apollo.  All other capital stock contributed by the minority shareholders is reflected in minority interest, to the extent that it was a positive equity balance up until the date of the Merger at which time the shareholders exchanged shares of Old Berry Group and Old Covalence Holding for shares in Berry Group.  The Company has recorded a minority interest liability for the equity interests in the combined company that are not owned by funds affiliated and controlled by Apollo up until the date of the Merger on April 3, 2007.  At September 30, 2006, the minority interest liability reflects the equity interests in Berry Group held by management and other third parties.  In connection with the acquisition of Old Berry Group by Apollo on September 20, 2006, management elected to rollover shares that were owned prior to the acquisition by Apollo into the new Company and accordingly, there was no step up applied under purchase accounting for management’s ownership in accordance with EITF 88-16, Basis in Leveraged Buyout Transactions.  The application of EITF 88-16 produced a negative equity balance relevant to management’s investment.  Since that negative balance is not recoverable from the management shareholders, this amount has been reflected as a reduction of Apollo’s equity in Old Berry Holding at September 30, 2006.  All losses that are allocable to management are being absorbed by Apollo due to the negative equity of Old Berry Holding’s management.  In connection with the closing of the Merger on April 3, 2007, the minority ownership interests were acquired.

On April 3, 2007, in connection with the merger of Berry and Covalence, shares of Berry Plastics Group, Inc., the former parent of Berry Plastics Holding Corporation, and Covalence Specialty Materials Holding Corporation held by minority shareholders and management were exchanged for shares in the new merged company.  The minority shareholders and management held ownership interests of 28% and 5% for Berry and Covalence, respectively.  The acquisition of these ownership interests occurred on April 3, 2007 in connection with the closing of the transaction and was accounted for under the purchase method of accounting and pushed-down to the Company.

Berry, through its wholly-owned subsidiaries operates in four primary segments:  rigid open top, rigid closed top, flexible films, and tapes and coatings.  The Company’s customers are located principally throughout the United States, without significant concentration in any one region or with any one customer.  The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral.

The Company has recorded expense in our financial statements of $19.6 million, $19.6 million and $0.3 million for the year ended September 27, 2008, year ended September 29, 2007 and for the period from February 16, 2006 to September 30, 2006, respectively, related to stock compensation of Berry Group, management fees of $6.0 million, $5.9 million and $3.3 million for the year ended September 27, 2008, year ended September 29, 2007 and for the period from February 16, 2006 to September 30, 2006, respectively, charged by Apollo and other investors to Berry Group and recorded income taxes to push down the respective amounts that relate to the consolidated or combined operations of the Company.

Consolidation

The consolidated and combined financial statements include the accounts of Berry Plastics Corporation and its subsidiaries, all of which are wholly owned. Intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

Revenue from the sales of products is recognized at the time title and risks and rewards of ownership pass to the customer (either when the products reach the free-on-board shipping point or destination depending on the contractual terms), there is persuasive evidence of an arrangement, the sales price is fixed and determinable and collection is reasonably assured.  Provisions for certain rebates, sales incentives, trade promotions, coupons, product returns and discounts to customers are accounted for as reductions in gross sales to arrive at net sales in the same period that the related sales are recorded.  In accordance with EITF 01-9, “Accounting for Consideration Given By a Vendor to a Customer”, the Company provides for these items as reductions of revenue at the later of the date of the sale or the date the incentive is offered.  These provisions are based on estimates derived from current program requirements and historical experience.

Shipping, handling, purchasing, receiving, inspecting, warehousing, and other costs of distribution are presented in cost of sales in the statements of operations.  The Company classifies amounts charged to its customers for shipping and handling in net sales in its statement of operations.

Vendor Rebates, Purchases of Raw Materials and Concentration of Risk

The Company receives consideration in the form of rebates from certain vendors and in accordance with EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”, the Company accrues these as a reduction of inventory cost as earned under existing programs, and reflects as a reduction of cost of goods sold at the time that the related underlying inventory is sold to customers.

Purchases of various densities of plastic resin used in the manufacture of the Company’s products aggregated approximately $1,419.9 million, $977.7 million, $400.7 million and $271.6 million for the fiscal year ended September 27, 2008, year ended September 29, 2007, for the period from February 17, 2006 to September 30, 2006 and the period from October 1, 2005 to February 16, 2006.  The largest supplier of the Company’s total resin material requirements represented approximately 33% of purchases in fiscal 2008.  The Company uses suppliers such as Chevron, DAK Americas, Dow, Dupont, Eastman Chemical, Exxon Mobil, Flint Hills Resources, Georgia Gulf, Lyondell/Bassell, Nova, PolyOne Corp., Sunoco, Total, and Westlake to meet its resin requirements.

Research and Development

Research and development costs are expensed when incurred.  The Company incurred research and development expenditures of $13.9 million for fiscal 2008, $11.2 million for fiscal 2007, $5.0 million for the period February 17 to September 30, 2006, and $3.1 million for the period October 1, 2005 to February 16, 2006.

Advertising

Advertising costs are expensed when incurred and are included in operating expenses.  The Company incurred advertising costs of $0.7 million in fiscal 2008, $1.1 million in fiscal 2007, $2.5 million for the period February 17 to September 30, 2006, and $1.1 million for the period October 1, 2005 to February 16, 2006.

Stock-Based Compensation

SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models.  The share-based compensation cost is measured based on the fair value of the equity or liability instruments issued.  As of September 27, 2008, the Company has one share-based compensation plan (“2006 Equity Incentive Plan”) which is more fully described in Note 10.  Under the plan, members of management were granted stock options upon the initial acquisitions of Old Berry and Old Covalence.  In connection with the Merger, prior to the granting of the special one-time dividend discussed in Note 11, the Company amended the terms of the plan to allow both vested and nonvested option holders to receive the dividend either immediately (in the case of vested holders) or after a two-year vesting period (in the case of nonvested holders).  In connection with this amendment and the special one-time dividend granted to option holders, the Company recognized stock compensation expense of $17.9 million during the year ended September 27, 2008.  An additional $1.2 million was recognized as stock compensation expense related to earnings on the escrowed funds held in a rabbi trust for the benefit of nonvested option holders who were granted the special one-time dividend.  The Company has continued to make stock option grants under the 2006 Equity Incentive Plan subsequent to the special one-time dividend.  In addition, the Company recognized $0.5 million in stock compensation expense primarily related to stock option awards granted after the amendment and special one-time dividend resulting in total stock compensation expense of $19.6 million for the year ended September 27, 2008.  The Company recorded $19.6 million in stock compensation expense for the year ended September 29, 2007.  In December 2008, the Executive Committee modified the vesting provisions related to the dividend on the non-vested options by eliminating any future service requirements and approving the payment of the remaining unpaid dividend.

The Predecessor had granted options to purchase Tyco common shares to certain of the TP&A’s employees. Following the formation of Old Covalence, the expense and liability related to these stock options have remained with Tyco. Effective October 1, 2005, the TP&A adopted SFAS No. 123R using the modified prospective application transition method. Under this method, compensation cost is recognized for the unvested portion of share-based payments granted prior to October 1, 2005 and all share-based payments granted subsequent to September 30, 2005 over the related vesting period. Prior to the first fiscal quarter of 2006, the TP&A applied the intrinsic value based method prescribed in Accounting Principles Board Opinion No. 25 in accounting for employee stock based compensation. Prior period results have not been restated. Due to the adoption of SFAS No. 123R, the results from October 1, 2005 to February 16, 2006 include incremental share-based compensation expense totaling $1.7 million.

The Company and Predecessor utilized a combination of the Black-Scholes and lattice-based option valuation models for estimating the fair value of the stock options.  The models allow for the use of a range of assumptions.  Expected volatilities utilized in the lattice model and Black-Scholes models are based on implied volatilities from traded stocks of peer companies. Similarly, the dividend yield is based on historical experience and the estimate of future dividend yields.  The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant.  The lattice model incorporates exercise and post-vesting forfeiture assumptions based on an analysis of historical data.  The expected lives of the grants are derived from historical experience and expected behavior.  The fair value for options granted have been estimated at the date of grant using a Black-Scholes, generally with the following weighted average assumptions:

	Company			Predecessor
	Year ended September 27, 2008	Year ended September 29, 2007	Period from February 17 to September 30, 2006	Period from October 1, 2005 to February 16, 2006
Risk-free interest rate	2.7-4.2%	4.5 – 4.9%	4.5 – 4.9%	4.5 – 4.9%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility factor	.31 - .34	.20 - .45	.45	.45
Expected option life	5 years	3.73 – 6.86 years	3.73 – 6.86 years	3.73 – 6.86 years

Foreign Currency

For the non-U.S. subsidiaries that account in a functional currency other than U.S. Dollars, assets and liabilities are translated into U.S. Dollars using period-end exchange rates.  Sales and expenses are translated at the average exchange rates in effect during the period.  Foreign currency translation gains and losses are included as a component of accumulated other comprehensive income (loss) within stockholders’ equity.  Gains and losses resulting from foreign currency transactions, the amounts of which are not material in any period presented are included in net income.

Cash and Cash Equivalents

All highly liquid investments purchased with a maturity of three months or less from the time of purchase are considered to be cash equivalents.

Allowance for Doubtful Accounts

The Company’s accounts receivable and related allowance for doubtful accounts are analyzed in detail on a quarterly basis and all significant customers with delinquent balances are reviewed to determine future collectibility.  The determinations are based on legal issues (such as bankruptcy status), past history, current financial and credit agency reports, and the experience of the credit representatives.  Reserves are established in the quarter in which the Company makes the determination that the account is deemed uncollectible.  The Company maintains additional reserves based on its historical bad debt experience.  Additionally, the allowance for doubtful accounts includes a reserve for cash discounts that are offered to some customers for prompt payment.  The following table summarizes the activity for the years ended September 27, 2008 and September 29, 2007 for the allowance for doubtful accounts, excluding the activity related to cash discounts due to its volume.

	September 27, 2008	September 29, 2007		Period from February 17 to September 30, 2006
Balance at beginning of period	$11.3	$9.6	(1)	$10.1
Acquired allowance (Captive and Mac)	1.0	—		—
Charged to costs and expenses	0.3	0.1		(0.2)
Deductions and currency translation	(0.5)	1.6		(0.3)
Balance at end of period	$12.1	$11.3		$9.6

(1) Fair value of allowance for doubtful accounts from acquisition date

Inventories

Inventories are stated at the lower of cost or market and are valued using the first-in, first-out method.  Management periodically reviews inventory balances, using recent and future expected sales to identify slow-moving and/or obsolete items. The cost of spare parts inventory is charged to manufacturing overhead expense when incurred.

Property, Plant and Equipment

Property and equipment are stated at cost.  Depreciation is computed primarily by the straight-line method over the estimated useful lives of the assets ranging from 15 to 25 years for buildings and improvements and two to 10 years for machinery, equipment, and tooling.  Leasehold improvements are depreciated over the shorter of the useful life of the improvement or the lease term.  Repairs and maintenance costs are charged to expense as incurred.  Depreciation expense totaled $164.1 million, $142.6 million, $31.9 million and $14.6 million for year ended September 27, 2008, year ended September 29, 2007, period from February 17, 2006 to September 30, 2006 and period from October 1, 2005 to February 16, 2006, respectively.  The Company capitalized interest of $2.3 million and $1.5 million in the fiscal year ended September 27, 2008 and September 29, 2007, respectively.  Interest capitalization in the other periods presented was not material.

Long-lived Assets

Long-lived assets, including property, plant and equipment and definite lived intangible assets are reviewed for impairment in accordance with SFAS No. 144 whenever facts and circumstances indicate that the carrying amount may not be recoverable.  Specifically, this process involves comparing an asset’s carrying value to the estimated undiscounted future cash flows the asset is expected to generate over its remaining life.  If this process were to result in the conclusion that the carrying value of a long-lived asset would not be recoverable, a write-down of the asset to fair value would be recorded through a charge to operations.  Fair value is determined based upon discounted cash flows or appraisals as appropriate.  Long-lived assets that are held for sale are reported at the lower of the assets’ carrying amount or fair value less costs related to the assets’ disposition.  The Company did not record any impairment charges for the year ended September 27, 2008.  In connection with our facility rationalization program in our flex films and tapes and coatings segments, we recorded impairment charges totaling $18.1 million to write-down fixed assets to their net realizable valuables for the year ended September 29, 2007.

Goodwill

The Company follows the principles of SFAS 142, Goodwill and Other Intangible Assets. Goodwill is not amortized but rather tested annually for impairment. The Company performs their annual impairment test on the first day of the fourth quarter in each respective fiscal year.  The Company’s annual impairment test did not result in any impairment charges being recognized. The Company’s five reporting units are contained within our four operating segments, rigid open top, rigid closed top, flexible films and tapes and coatings under SFAS 131, Disclosures about Segments of an Enterprise and Related Information. Based on the fact that each reporting unit constitutes a business, has discrete financial information with similar economic characteristics, and the operating results of the component are regularly reviewed by management, the Company applies the provisions of SFAS 142 and performs the necessary goodwill impairment tests at the reporting unit level.

The changes in the carrying amount of goodwill by reportable segment for the year ended September 27, 2008, are as follows (in millions):

	Rigid	Rigid	Flexible	Tapes and
	Open Top	Closed Top	Films	Coatings	Total
Balance at September 29, 2007	$646.3	$456.2	$23.7	$5.8	$1,132.0
Goodwill from acquisitions	—	317.7	(0.4)	—	317.3
Balance at September 27, 2008	$646.3	$773.9	$23.3	$5.8	$1,449.3

Deferred Financing Fees

Deferred financing fees are being amortized to interest expense using the effective interest method over the lives of the respective debt agreements.

Intangible Assets

Customer relationships are being amortized using an accelerated amortization method which corresponds with the customer attrition rates used in the initial valuation of the intangibles over the estimated life of the relationships which range from 11 to 20 years.  Technology intangibles are being amortized using the straight-line method over the estimated life of the technology which is 11 years.  License intangibles are being amortized using the straight-line method over the life of the license which is 10 years.  Patent intangibles are being amortized using the straight-line method over the shorter of the estimated life of the technology or the patent expiration date ranging from ten to twenty years, with a weighted-average life of 15 years.  The Company evaluates the remaining useful life of intangible assets on a periodic basis to determine whether events and circumstances warrant a revision to the remaining useful life.  Trademarks that are expected to remain in use, which are indefinite lived intangible assets, are reviewed for impairment annually pursuant to SFAS No. 142.

Financial Instruments and Derivative Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, long-term debt, interest rate swap agreements and capital lease obligations.  The fair value of such instruments approximated book value at September 27, 2008 except for our carrying amounts for the Company’s term loan, Senior Secured First Priority Notes, Fixed Rate Notes, Floating Rate Notes, 11% Senior Subordinated Notes and 10 ¼% Senior Subordinated Notes for which the carrying value exceeded the fair value by $201.6 million, $68.1 million, $115.5 million, $69.8 million, $119.1 million and $84.8 million, respectively.  The fair value of such instruments approximated book value at September 29, 2007 except our carrying amounts for our 8 7/8% Fixed Rate Notes for which the fair value exceeded the carrying value by $16.9 million and the Company’s 11% Senior Subordinated Notes and 10 1/4% Senior Subordinated Notes for which the carrying value exceeded the fair value by $4.3 million and $5.3 million, respectively.

Under the provisions of SFAS No. 133, as amended and interpreted (“SFAS No. 133”), the Company recognizes at fair value all derivatives, whether designated as hedging relationships or not, in the balance sheet as either an asset or liability.

SFAS No. 133 defines requirements for designation and documentation of hedging relationships, as well as on-going effectiveness assessments, in order to use hedge accounting under this standard. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes relating all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company’s derivative activities, all of which are for purposes other than trading, are initiated within the guidelines of corporate risk-management policies. The Company formally assesses both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting.

Insurable Liabilities

The Company records liabilities for the self-insured portion of workers’ compensation, health, product, general and auto liabilities.  The determination of these liabilities and related expenses is dependent on claims experience.  For most of these liabilities, claims incurred but not yet reported are estimated by utilizing actuarial valuations based upon historical claims experience.

Income Taxes

The Company accounts for income taxes under the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequence of events that have been recognized in the Company’s financial statements or income tax returns.  Income taxes are recognized during the period in which the underlying transactions are recorded.  Deferred taxes, with the exception of non-deductible goodwill, are provided for temporary differences between amounts of assets and liabilities as recorded for financial reporting purposes and such amounts as measured by tax laws.  If the Company determines that a deferred tax asset arising from temporary differences is not likely to be utilized, the Company will establish a valuation allowance against that asset to record it at its expected realizable value.  The Company recognizes uncertain tax positions when it is more likely than not that the tax position will be sustained upon examination by relevant taxing authorities, based on the technical merits of the position. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  The Company’s effective tax rate is dependent on many factors including:  the impact of enacted tax laws in jurisdictions in which the Company operates; the amount of earnings by jurisdiction, due to varying tax rates in each country; and the Company’s ability to utilize foreign tax credits related to foreign taxes paid on foreign earnings that will be remitted to the U.S.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (losses).  Other comprehensive income (losses) includes unrealized gains or losses resulting from currency translations of foreign investments, changes in the value of our derivative instruments and adjustments to record the minimum pension liability.

Accrued Rebates

The Company offers various rebates to customers in exchange for purchases.  These rebate programs are individually negotiated with customers and contain a variety of different terms and conditions.  Certain rebates are calculated as flat percentages of purchases, while others included tiered volume incentives.  These rebates may be payable monthly, quarterly, or annually.  The calculation of the accrued rebate balance involves significant management estimates, especially where the terms of the rebate involve tiered volume levels that require estimates of expected annual sales.  These provisions are based on estimates derived from current program requirements and historical experience.  The Company uses all available information when calculating these reserves.  The accrual for customer rebates was $51.5 million and $40.9 million as of September 27, 2008 and September 29, 2007, respectively.

Pension

Pension benefit costs include assumptions for the discount rate, retirement age, and expected return on plan assets.  Retiree medical plan costs include assumptions for the discount rate, retirement age, and health-care-cost trend rates.

Periodically, the Company evaluates the discount rate and the expected return on plan assets in its defined benefit pension and retiree health benefit plans.  In evaluating these assumptions, the Company considers many factors, including an evaluation of the discount rates, expected return on plan assets and the health-care-cost trend rates of other companies; historical assumptions compared with actual results; an analysis of current market conditions and asset allocations; and the views of advisers.  As further discussed in Note 8, the Company adopted SFAS No. 158 effective September 29, 2007.

Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make extensive use of estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of sales and expenses.  Significant estimates in these financial statements include restructuring charges and credits, allowances for doubtful accounts receivable, estimates of future cash flows associated with long-lived assets, useful lives for depreciation and amortization, loss contingencies and net realizable value of inventories, revenue credits, vendor rebates, income taxes and tax valuation reserves and the determination of discount and other rate assumptions for pension and postretirement employee benefit expenses.  Actual results could differ materially from these estimates.  Changes in estimates are recorded in results of operations in the period that the event or circumstances giving rise to such changes occur.

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires the recognition of a tax position when it is more likely than not that the tax position will be sustained upon examination by relevant taxing authorities, based on the technical merits of the position. The Company adopted the provisions of FIN 48 effective September 30, 2007. The adoption of this statement did not have a material impact on the Company’s results of operations or financial position.

In September 2006, the FASB issued FASB No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by GAAP; it does not create or modify any current GAAP requirements to apply fair value accounting. The standard provides a single definition for fair value that is to be applied consistently for all accounting applications, and also generally describes and prioritizes according to reliability the methods and inputs used in valuations. SFAS 157 prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in GAAP.  The new measurement and disclosure requirements of SFAS 157 are effective for the Company’s fiscal year beginning October 1, 2008.  The Company does not expect the adoption of SFAS 157 to have a material impact on its results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which includes an amendment of FASB Statement No. 51.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  This statement allows entities to report unrealized gains and losses at fair value for those selected items.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is currently assessing the impact of the statement.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.”  This statement replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement.  This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the impact of the statement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, we do not expect the adoption of SFAS 160 to have a significant impact on the Company’s results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, which is an amendment of FASB Statement No. 133.  This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008.  Based on current conditions, we do not expect the adoption of SFAS 161 to have a significant impact on the Company’s results of operations or financial position.

2. Acquisitions and Disposition

Old Covalence Holding (Successor to Tyco Plastics & Adhesives)

On February 16, 2006, substantially all of the assets and liabilities of TP&A were acquired by Old Covalence, under a Stock and Asset Purchase Agreement dated December 20, 2005 and entered into among Old Covalence Holding, an affiliate of Apollo Management V, L.P (“Apollo V”) and the direct parent of Old Covalence, Tyco International S.A. and Tyco Group S.a.r.l.  Under the agreement, Old Covalence acquired Tyco’s businesses through the acquisition of certain equity interests of, and certain assets and liabilities held by direct and indirect operating subsidiaries of, Tyco International Ltd. (“Tyco”).  The initial purchase price was $975.2 million, subject to working capital adjustments and was funded with a new $350.0 million term loan, $175.0 million of Second Priority Floating Rate Notes, $265.0 million of 10 ¼% Senior Subordinated Notes and an equity contribution of $197.5 million.  The Company performed an evaluation of the fair values of the real and personal property, inventory and certain identifiable intangible assets in connection with the purchase price allocation.  A valuation study was undertaken, which supports the purchase price allocation.  The valuation study resulted in a fair value step-up to real and personal property, inventory and certain identifiable intangible assets.  The Company recognized $6.8 million as a charge to cost of sales relating to the sale of inventory that was stepped-up to fair value for this acquisition.  The Company recorded a purchase price of $916.1 million, which includes $975.2 million of original purchase price partially offset by favorable working capital adjustments from Tyco of $63.6 million and $25.5 million and an unfavorable post-closing working capital adjustment of $30.0 million that was paid to Tyco.  The excess of the fair value of the net assets acquired over the purchase price paid has been allocated to non current assets on a prorated basis.  Old Covalence incurred a $3.7 million charge in the period from February 17, 2006 to September 30, 2006 related to a loss on extinguished debt for bridge financing fees arranged to fund the acquisition that was not utilized.  The following table summarizes the allocation of fair values of the Company’s assets acquired and liabilities assumed at the date of acquisition.

Allocation of Purchase Price at February 16, 2006
Current assets	$429.0
Property, plant and equipment	359.8
Goodwill	14.0
Intangible assets	346.6
Deferred financing fees and other non-current assets	24.1
Assets acquired	1,173.5

Current liabilities	183.7
Non current liabilities	73.7
Liabilities assumed	257.4
Net assets acquired	$916.1

Acquisition of Old Berry Holding

On September 20, 2006, BPC Acquisition Corp. merged with and into BPC Holding Corporation pursuant to the Apollo Berry Merger, dated June 28, 2006, with BPC Holding Corporation continuing as the surviving corporation.  Following the consummation of the merger, BPC Holding Corporation changed its name to Berry Plastics Holding Corporation.  Pursuant to the Merger, Berry is a wholly-owned subsidiary of Group, the principal stockholders of which were Apollo VI, AP Berry Holdings, LLC, an affiliate of Graham Partners II, L.P., and management.  Apollo Investment Fund VI, L.P. and AP Berry Holdings, LLC are affiliates of Apollo Management, which is a private investment firm.  Graham Partners II, L.P. is an affiliate of Graham, a private equity firm.

The total amount of funds required to acquire Old Berry Holding and to pay fees related to the acquisition was $2.4 billion.  The acquisition was primarily funded with (1) the issuance of $750.0 million aggregate principal amount of second priority senior secured notes, (2) new borrowings of $675.0 million in Term B loans, (3) the issuance of $425.0 million aggregate principal amount of senior subordinated notes, and (4) contributed equity.  Apollo and its affiliates acquired 72% of the common stock of Group.  The remaining common stock was primarily held by an affiliate of Graham Partners II, L.P., which owned 10% and members of Berry’s management which owned 16%.

The acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date.  The impact of writing up inventory to net realizable value was $10.1 million and resulted in a charge to cost of goods sold for the period from September 20 to September 30, 2006 of $2.9 million and $7.2 million in the fiscal year ended September 29, 2007.

Allocation of Purchase Price at September 20, 2006
Current assets	$389.3
Property and equipment	470.1
Goodwill	996.1
Customer relationships	511.9
Trademarks	182.2
Other intangibles and deferred financing fees	59.0
Total assets	2,608.6

Current liabilities	202.3
Long-term liabilities	2,102.4
Liabilities assumed	2,304.7
Net assets acquired	$303.9

Acquisition of Minority Interest of Old Berry and Covalence

On April 3, 2007, shares of Old Group and CSM Holding were exchanged for shares in Group.  The minority shareholders and management held ownership interests of 28% and 4% for Old Group and CSM Holding, respectively. The acquisition of these ownership interests was accounted for under the purchase method of accounting and pushed-down to the Company.  The following table summarizes the step-up to fair value of the assets acquired and liabilities assumed at the date of acquisition based upon the percentage ownership acquired from the minority shareholders.

April 3, 2007
Current assets	$2.6
Fixed assets	7.9
Intangible assets	101.0
Goodwill	106.2
Total assets	217.7

Deferred income taxes	(44.8)
Other liabilities	0.5
Total liabilities	(44.3)

Net assets stepped-up	$173.4

As a result of the exchange of minority interest shares, stockholders’ equity was adjusted by $236.1 million, consisting of the $173.4 million step-up to fair value of net assets and a $62.7 million reclassification from minority interest to stockholders’ equity.  Additionally, $0.2 million and $4.5 million of accumulated other comprehensive income and accumulated deficit, respectively, were reclassified to recognize an accumulated negative basis by minority interest holders whose shares were exchanged.

Of the $101.0 million of acquired intangible assets, $67.4 million was assigned to customer relationships, $34.8 million to tradenames and a $1.2 million reduction was assigned to patents.  The acquired definite-lived intangible assets will be amortized over a weighted average useful life of 20 years.  The Company allocated the goodwill between its rigid open top and rigid closed top segments.  None of this goodwill is expected to be deductible for tax purposes.

Rollpak Acquisition Corp.

On April 11, 2007, the Company completed its acquisition of 100% of the outstanding common stock of Rollpak Acquisition Corporation, which is the sole stockholder of Rollpak.  Rollpak is a flexible film manufacturer located in Goshen, Indiana with annual net sales of approximately $50.0 million in calendar 2006 sales.  The purchase price was funded utilizing cash on hand.  The Rollpak acquisition has been accounted for under the purchase method of accounting,

Sale of UK Operations

On April 10, 2007, the Company sold its wholly owned subsidiary, Berry Plastics UK Ltd., to Plasticum Group N.V. for approximately $10.0 million.  At the time of the sale, the annual net sales of this business were less than $9.0 million.

MAC Closures, Inc.

On December 19, 2007, the Company acquired 100% of the outstanding common stock of MAC, a plastic cap and closure manufacturer located in Waterloo, Quebec for approximately CN$72.0 million.  MAC is a fully integrated manufacturer of injection molded plastic caps and closures primarily serving the pharmaceutical, nutraceutical, personal care, amenity, and household and industrial chemical industries with 2007 calendar year sales of $37.1 million.  MAC manufactures stock and custom products for U.S. and Canadian based private and national brand owners, distributors and other packaging suppliers and will be included in our closed top segment.  The purchase price was funded utilizing cash on hand from the sale-leaseback transaction discussed elsewhere in this Form 10-K.  The MAC acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to working capital and fixed assets with any excess allocated to goodwill.  The purchase price allocation is preliminary and subject to change.  In accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, the Company established opening balance sheet reserves of $1.2 million related to the shutdown of the Oakville, Ontario facility and related severance costs.  Pro forma results have not been presented, as they do not differ materially from reported historical results.

Captive Holdings, LLC

On February 5, 2008, the Company completed its purchase of the outstanding capital stock of Captive Holdings, Inc., the parent company of Captive.  Pursuant to a Stock Purchase Agreement dated December 21, 2007 and amended on January 25, 2008 (the “Purchase Agreement”), the aggregate purchase price was approximately $500.0 million, subject to certain post-closing upward or downward adjustments.  Captive manufactures blow-molded bottles and injection-molded closures for the food, healthcare, spirits and personal care end markets and is included in the Company’s Rigid Closed Top segment.  To finance the purchase, Berry used the proceeds from a $520.0 million bridge loan facility which was subsequently retired with the issuance of the Senior Secured First Priority Notes.  The purchase price allocation is preliminary and subject to change.  A portion of the goodwill is deductible for tax purposes.  The following table summarizes the allocation of purchase price and the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Working capital	$39.5
Property plant and equipment	73.1
Intangible assets	159.0
Goodwill	281.4
Long-term liabilities	(48.5)
Net assets acquired	$504.5

The impact of recording inventory at fair value resulted in the Company recording a charge of $4.5 million in cost of goods sold in the year ended September 27, 2008.  In accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, the Company established opening balance sheet reserves of $2.4 million related to plant shutdown and severance costs.  Pro forma results have not been presented, as they do not differ materially from reported historical results.

3.  Long-Term Debt

Long-term debt consists of the following:

	September 27, 2008	September 29, 2007
Term loan	$1,185.0	$1,194.0
Revolving line of credit	257.1	50.0
First Priority Senior Secured Floating Rate Notes	680.6	—
Debt discount on First Priority Notes, net	(18.0)	—
Second Priority Senior Secured Fixed Rate Notes	525.0	525.0
Second Priority Senior Secured Floating Rate Notes	225.0	225.0
11% Senior Subordinated Notes	441.2	428.2
10 ¼% Senior Subordinated Notes	265.0	265.0
Capital leases and other	38.7	23.5
	3,599.6	2,710.7
Less current portion of long-term debt	(21.4)	(17.4)
	$3,578.2	$2,693.3

Senior Secured Credit Facility

In connection with the Merger, the Company entered into senior secured credit facilities that include a term loan in the principal amount of $1,200.0 million and a revolving credit facility (“Credit Facility”) which provides borrowing availability equal to the lesser of (a) $400.0 million or (b) the borrowing base, which is a function, among other things, of the Company’s accounts receivable and inventory.  The term loan matures on April 3, 2015 and the revolving credit facility matures on April 3, 2013.

The borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, as determined at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Credit Suisse, Cayman Islands Branch, as administrative agent, in the case of the term loan facility or Bank of America, N.A., as administrative agent, in the case of the revolving credit facility and (2) the U.S. federal funds rate plus 1/2 of 1% or (b) LIBOR (2.80% and 3.72% for the term loan and the revolving line of credit, respectively, at September 27, 2008) determined by reference to the costs of funds for eurodollar deposits in dollars in the London interbank market for the interest period relevant to such borrowing Bank Compliance for certain additional costs.  The applicable margin for LIBOR rate borrowings under the revolving credit facility ranges from 1.00% to 1.75% and for the term loan is 2.00%.  The initial applicable margin for base rate borrowings under the revolving credit facility is 0% and under the term loan is 1.00%.

The term loan facility requires minimum quarterly principal payments of $3.0 million for the first eight years, which commenced in June 2007, with the remaining amount payable on April 3, 2015. In addition, the Company must prepay the outstanding term loan, subject to certain exceptions, with (1) beginning with the Company’s first fiscal year after the closing, 50% (which percentage is subject to a minimum of 0% upon the achievement of certain leverage ratios) of excess cash flow (as defined in the credit agreement); and (2) 100% of the net cash proceeds of all non-ordinary course asset sales and casualty and condemnation events, if the Company does not reinvest or commit to reinvest those proceeds in assets to be used in its business or to make certain other permitted investments within 15 months, subject to certain limitations.

In addition to paying interest on outstanding principal under the senior secured credit facilities, the Company is required to pay a commitment fee to the lenders under the revolving credit facilities in respect of the unutilized commitments thereunder at a rate equal to 0.25% to 0.35% per annum depending on the average daily available unused borrowing capacity. The Company also pays a customary letter of credit fee, including a fronting fee of 0.125% per annum of the stated amount of each outstanding letter of credit, and customary agency fees.

The Company may voluntarily repay outstanding loans under the senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to eurodollar loans.  The senior secured credit facilities contain various restrictive covenants that, among other things and subject to specified exceptions, prohibit the Company from prepaying other indebtedness, and restrict its ability to incur indebtedness or liens, make investments or declare or pay any dividends.  All obligations under the senior secured credit facilities are unconditionally guaranteed by Berry Group and, subject to certain exceptions, each of the Company’s existing and future direct and indirect domestic subsidiaries. The guarantees of those obligations are secured by substantially all of the Company’s assets as well as those of each domestic subsidiary guarantor.  The Company was in compliance with all covenants at September 27, 2008.

At September 27, 2008, there was $257.1 million outstanding on the revolving credit facility.  The revolving credit facility allows up to $100.0 million of letters of credit to be issued instead of borrowings under the revolving credit facility. At September 27, 2008, the Company had $25.2 million under the Credit Facility in letters of credit outstanding.  One of the participants in the Company’s revolving credit facility was Lehman Brothers and its affiliates, who had committed to fund approximately $18.3 million out of our total $400.0 million credit facility.  Due to the recent bankruptcy of Lehman Brothers, we may not be able to access the full commitment of our credit facility.  At September 27, 2008, the Company had unused borrowing capacity of $99.4 million (reflects the reduction of Lehman’s total commitment of $18.3 million) under the revolving line of credit subject to the solvency of our lenders to fund their obligations and our borrowing base calculations.

Senior Secured First Priority Notes

On April 21, 2008 the Company completed a private placement of $680.6 million, aggregate principal amount of senior secured first priority notes which mature on February 15, 2015.  The Company received gross proceeds of $661.4 million, before expenses, and repaid the outstanding borrowings under the senior secured bridge loan that was used to finance and pay costs related to the Company’s acquisition of Captive and to repay amounts outstanding under the Company’s revolving credit facility as well as to pay fees and expenses related to the offering.   Interest on the Senior Secured First Priority Notes accrues at a rate per annum, reset quarterly, equal to LIBOR (2.79% at September 27, 2008) plus 4.75%. Interest on these notes are payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, which commenced July 15, 2008.  The Senior Secured First Priority Notes are guaranteed on a senior secured basis by all of the Company’s existing and future domestic subsidiaries, subject to certain exceptions and will include all of the Company’s subsidiaries that guarantee the Company’s obligations under its term loan facility.  The Senior Secured First Priority Notes and the guarantees are secured on a first-priority basis by a lien on the assets that secure the Company’s obligations under its senior secured credit facilities, subject to certain exceptions.  The Company was in compliance with all covenants at September 27, 2008.

Second Priority Senior Secured Notes

On September 20, 2006, Old Berry Holding issued $750.0 million of second priority senior secured notes (“Second Priority Notes”) comprised of (1) $525.0 million aggregate principal amount of 8 7/8% second priority fixed rate notes (“Fixed Rate Notes”) and (2) $225.0 million aggregate principal amount of second priority senior secured floating rate notes (“Floating Rate Notes”).  The Second Priority Notes mature on September 15, 2014.  Interest on the Fixed Rate Notes is due semi-annually on March 15 and September 15. The Floating Rate Notes bear interest at a rate of LIBOR (2.78% at September 27, 2008) plus 3.875% per annum, which resets quarterly.  Interest on the Floating Rate Notes is payable quarterly on March 15, June 15, September 15 and December 15 of each year.

The Second Priority Notes are secured by a second priority security interest in the collateral granted to the collateral agent under the Credit Facility for the benefit of the holders and other future parity lien debt that may be issued pursuant to the terms of the indenture.  These liens will be junior in priority to the liens on the same collateral securing the Credit Facility and to all other permitted prior liens.  The Second Priority Notes are guaranteed, jointly and severally, on a second priority senior secured basis, by each domestic subsidiary that guarantees the Credit Facility.  The Second Priority Notes contain customary covenants that, among other things, restrict, subject to certain exceptions, our ability, and the ability of subsidiaries, to incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations and make dividend and other restricted payments.

On or after September 15, 2010 and 2008, the Company may redeem some or all of the Fixed Rate Notes and Floating Rate Notes, respectively, at specified redemption prices.  If a change of control occurs, the Company must give holders of the Second Priority Notes an opportunity to sell their notes at a purchase price of 101% of the principal amount plus accrued and unpaid interest.  The Company was in compliance with all covenants at September 27, 2008.

11% Senior Subordinated Notes

On September 20, 2006, Old Berry Holding issued $425.0 million in aggregate principal amount of 11% Senior Subordinated Notes to Goldman, Sachs and Co. in a private placement that is exempt from registration under the Securities Act.  The 11% Senior Subordinated Notes are unsecured, senior subordinated obligations and are guaranteed on an unsecured, senior subordinated basis by each of our subsidiaries that guarantee the Credit Facility and the Second Priority Notes.  The 11% Senior Subordinated Notes mature in 2016 and bear interest at a rate of 11% per annum.  Such interest is payable quarterly in cash; provided, however, that on any quarterly interest payment date on or prior to the third anniversary of the issuance, the Company can satisfy up to 3% of the interest payable on such date by capitalizing such interest and adding it to the outstanding principal amount of the 11% Senior Subordinated Notes.  The Company issued an additional $13.0 million and $3.2 million aggregate principal amount of outstanding notes in the year ended September 27, 2008 and September 29, 2007, respectively, in satisfaction of its interest obligations.

The 11% Senior Subordinated Notes may be redeemed at the Company’s option under circumstances and at redemption prices set forth in the indenture.  Upon the occurrence of a change of control, the Company is required to offer to repurchase all of the 11% Senior Subordinated Notes.  The indenture sets forth covenants and events of default that are substantially similar to those set forth in the indenture governing the Second Priority Notes.  The 11% Senior Subordinated Notes contain additional affirmative covenants and certain customary representations, warranties and conditions.  The Company was in compliance with all covenants at September 27, 2008.

10 ¼% Senior Subordinated Notes

In connection with Apollo’s acquisition of Old Covalence Holding, Old Covalence issued $265.0 million of 10 ¼% Senior Subordinated Notes due March 1, 2016.  The notes are senior subordinated obligations of the Company and rank junior to all other senior indebtedness that does not contain similar subordination provisions.  No principal payments are required with respect to the 10 ¼% Senior Subordinated Notes prior to maturity.

The indenture relating to the notes contain a number of covenants that, among other things and subject to certain exceptions, restrict the Company’s ability and the ability of its restricted subsidiaries to incur indebtedness or issue disqualified stock or preferred stock, pay dividends or redeem or repurchase stock, make certain types of investments, sell assets, incur certain liens, restrict dividends or other payments from subsidiaries, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of the Company’s assets.  The Company was in compliance with all covenants at September 27, 2008.

Senior Secured Credit Facility (retired)

In connection with Apollo’s acquisition of Old Covalence Holding, Old Covalence entered into a senior secured credit facility, which included a term loan in the amount of $350.0 million with a maturity date of February 16, 2013.  On May 18, 2006, Old Covalence refinanced its senior secured credit facilities, which then consisted of a new term loan in the principal amount of $300.0 million and a new revolving credit facility which provided borrowing availability equal to the lesser of (a) $200.0 million or (b) the borrowing base, which is a function, among other things, of Old Covalence’s accounts receivable and inventory.  The borrowings under the senior secured credit facilities accrued interest at a rate equal to an applicable margin plus, as determined at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Bank of America, N.A., as administrative agent, and (2) the U.S. federal funds rate plus 1/2 of 1% or (b) LIBOR.  The initial applicable margin for LIBOR rate borrowings under the revolving credit facility was 1.50% and under the term loan was 2.00%.  The initial applicable margin for base rate borrowings under the revolving credit facility was 0% and under the term loan was 1.00%.

The senior secured credit facilities required minimum quarterly principal payments of $0.750 million on the term loan for the first six years and nine months, which commenced in September 2006.  The credit facility was repaid and retired in connection with the Merger.

Second Priority Floating Rate Notes (retired)

Also in connection with Apollo’s acquisition of Old Covalence Holding, Old Covalence entered into a $175.0 million second priority floating rate loan.  The second priority floating rate note matured on August 16, 2013, and accrued interest at a rate per annum, reset at the end of each interest period, equal to LIBOR plus 3.25% or Base Rate plus 2.25%.  The note was repaid and retired in connection with the Merger, and the Company also incurred a prepayment penalty of $1.8 million, which is included in loss on extinguished debt on the statement of operations for fiscal 2007.

Derivative Instruments

In August 2007, Berry entered into two separate interest rate swap transactions to protect $600.0 million of the outstanding variable rate term loan debt from future interest rate volatility.  The swap agreements became effective in November 2007.  The first agreement had a notional amount of $300.0 million and became effective November 5, 2007 and swaps three month variable LIBOR contracts for a fixed two year rate of 4.875% and expires on November 5, 2009.  The second agreement had a notional amount of $300.0 million and became effective November 5, 2007 and swaps three month variable LIBOR contracts for a fixed three year rate of 4.920% and expires on November 5, 2010.  The counterparty to this agreement is a global financial institution. The Company is exposed to credit loss in the event of nonperformance by the counterparty to the agreement. However, the Company considers this risk to be low.

On January 22, 2008, the Company entered into an interest rate swap transaction to protect $300.0 million of the outstanding variable rate term loan debt from future interest rate volatility.  The swap agreement became effective February 5, 2008.  The swap agreement had a notional amount of $300.0 million and swap three month variable LIBOR contracts for a fixed three year rate of 2.962%.  On April 23, 2008, the Company elected to settle this derivative instrument in accordance with the agreement.  The Company received $2.4 million on April 25, 2008 as a result of this settlement.  The offset is included in accumulated other comprehensive income (loss) and is being amortized over the initial contract period to interest expense.

The Company concluded that it met the hedge accounting criteria for accounting for these swaps.  The Company estimates the fair value of the Swaps identified above to be a liability of $15.0 million and $4.9  million as of September 27, 2008 and September 29, 2007, respectively, which is reflected as a part of other long-term liabilities on the accompanying consolidated balance sheet with an offset, net of tax, to accumulated other comprehensive income. The fair value of the swaps is estimated by obtaining quotations from the counterparty to the Company’s swap agreement. The fair value is an estimate of the net amount that the Company would be required to pay on September 27, 2008, if the agreements were transferred to other parties or cancelled by the Company.

Future maturities of long-term debt at September 27, 2008 are as follows:

2009	$ 21.4
2010	17.7
2011	16.8
2012	16.8
2013	274.5
Thereafter	3,270.4
$ 3,617.7

Interest paid was $244.7 million in fiscal 2008, $227.0 million in fiscal 2007, $43.9 million for the period from February 17, 2006 to September 30, 2006 and $0.6 million for the period from October 1, 2005 to February 16, 2006.

4.  Goodwill, Intangible Assets and Deferred Costs

The following table sets forth the gross carrying amount and accumulated amortization of the Company’s goodwill, intangible assets and deferred costs:

	September 27, 2008	September 29, 2007	Amortization Period
Deferred financing fees	$69.3	$43.0	Respective debt
Accumulated amortization	(15.5)	(5.0)
Deferred financing fees, net	53.8	38.0

Goodwill	1,449.3	1,132.0	Indefinite lived

Customer relationships	1,031.0	862.2	11 – 20 years
Trademarks	265.2	256.7	Indefinite lived
Other intangibles	53.3	53.3	10-20 years
Accumulated amortization	(192.4)	(100.1)
Intangible assets, net	1,159.1	1,072.1
Total Goodwill, Intangible Assets and Deferred Costs	$2,662.2	$2,242.1

Future amortization expense for definite lived intangibles at September 27, 2008 for the next five fiscal years is $95.3 million, $90.4 million, $84.7 million, 79.8 million and $75.0 million each year for fiscal 2009, 2010, 2011, 2012, and 2013, respectively.  Recognized amortization expense totaled $92.7 million in fiscal 2008, $77.6 million in fiscal 2007, $22.7 million for the period February 17 to September 30, 2006, and $1.0 million for the period October 1, 2005 to February 16, 2006.

5.  Lease and Other Commitments and Contingencies

The Company leases certain property, plant and equipment under long-term lease agreements.  Property, plant and equipment under capital leases are reflected on the Company’s balance sheet as owned.  The Company entered into new capital lease obligations totaling $28.9 million and $3.7 million during the fiscal year-ended September 27, 2008 and September 29, 2007, respectively with various lease expiration dates through 2015.  Assets under operating leases are not recorded on the Company’s balance sheet.  Operating leases expire at various dates in the future with certain leases containing renewal options.  The Company had approximately $14.2 million of asset retirement obligations related to the operating leases at September 27, 2008 and September 29, 2007, respectively.   Total rental expense from operating leases was $58.3 million for fiscal 2008, $44.2 million for fiscal 2007, $6.7 million for the period from February 17, 2006 to September 30, 2006 and $2.6 million for the period from October 1, 2005 to February 16, 2006.

Future minimum lease payments for capital leases and noncancellable operating leases with initial terms in excess of one year are as follows:

	At September 27, 2008
	Capital Leases	Operating Leases
2009	$11.3	$49.4
2010	7.3	43.0
2011	6.1	39.5
2012	5.8	31.3
2013	5.9	27.2
Thereafter	10.3	206.8
	46.7	$397.2
Less: amount representing interest	(8.3)
Present value of net minimum lease payments	$38.4

On December 19, 2007, the Company entered into a sale-leaseback transaction pursuant to which it sold its manufacturing facilities located in Baltimore, Maryland; Evansville, Indiana; and Lawrence, Kansas. The Company received proceeds of $83.0 million and used these proceeds to repay non-recourse debt on its Evansville, Indiana facility of $7.9 million and transaction costs of $0.9 million. This resulted in the Company receiving net proceeds of $74.2 million which were utilized to fund the acquisition of MAC Closures, Inc. The sale-leaseback transaction resulted in the Company realizing a deferred gain of $41.8 million which will be offset against the future lease payments over the life of the respective leases.

The Company is party to various legal proceedings involving routine claims which are incidental to its business.  Although the Company’s legal and financial liability with respect to such proceedings cannot be estimated with certainty, the Company believes that any ultimate liability would not be material to its financial position, results of operations or cash flows.  The Company has various purchase commitments for raw materials, supplies and property and equipment incidental to the ordinary conduct of business.

6.  Accrued Expenses and Other Current Liabilities

The following table sets forth the totals included in accrued expenses and other current liabilities.

	September 27, 2008	September 29, 2007
Employee compensation, payroll and other taxes	$62.3	$70.1
Interest	27.8	21.7
Restructuring	4.1	13.4
Rebates	51.5	40.9
Other	60.9	43.3
	$206.6	$189.4

7.  Income Taxes

Successor

The Company is being taxed at the U.S. corporate level as a C-Corporation and has provided U.S. federal and state income taxes.  The Company has been indemnified by Tyco for tax liabilities that may arise in the future that relate to the period prior to the Covalence Acquisition of the various entities from Tyco.  The Company’s effective tax rate is dependent on many factors including:  the impact of enacted tax laws in jurisdictions in which the Company operates; the amount of earnings by jurisdiction, due to varying tax rates in each country; and the Company’s ability to utilize foreign tax credits related to foreign taxes paid on foreign earnings that have been included in U.S. taxable income (loss) under the Subpart F rules.

Significant components of income tax benefit are as follows:

	Year ended September 27, 2008	Year ended September 29, 2007	From the period February 17, 2006 to September 30, 2006
Current
United States
Federal	$—	$—	$—
State	0.9	0.7	—
Non-U.S.	2.6	1.0	2.6
Current Income tax provision	3.5	1.7	2.6
Deferred:
United States
Federal	(44.3)	(70.9)	(17.5)
State	(2.9)	(19.8)	(1.0)
Non-U.S.	(5.5)	0.3	(2.2)
Deferred income tax benefit	(52.7)	(90.4)	(20.7)
Benefit for income taxes	$(49.2)	$(88.6)	$(18.1)

U.S. loss from continuing operations before income taxes was $(139.9) million for the year ended September 27, 2008, $(204.6) million for the year ended September 29, 2007 and $(54.5) for the period from February 17, 2006 to September 30, 2006.  Non-U.S. income from continuing operations before income taxes was $(10.4) million for the year ended September 27, 2008, $(2.9) million for the year ended September 29, 2007, and $3.4 million for the period February 17, 2006 to September 30, 2006.

The reconciliation between U.S. federal income taxes at the statutory rate and the Company’s benefit for income taxes on continuing operations for the year ended September 27, 2008, the year ended September 29, 2007, and the period from February 17, 2006 to September 30, 2006 are as follows:

	Year ended September 27, 2008	Year ended September 29, 2007	From the period February 17, 2006 to September 30, 2006
U.S. Federal income tax benefit at the statutory rate	$(52.6)	$(72.6)	$(17.9)
Adjustments to reconcile to the income tax provision:
U.S. state income tax benefit	(3.3)	(10.4)	(2.3)
Permanent differences	0.6	0.5	0.3
Changes in State effective tax rate	—	(10.9)	—
Changes in Valuation Allowance – Foreign	2.8	2.3	1.8
Rate differences between U.S. and Foreign	0.9	(0.4)	(0.2)
Sub F income	2.8	—	—
Other	(0.4)	2.9	0.2
Benefit for income taxes	$(49.2)	$(88.6)	$(18.1)

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes.  The components of the net deferred income tax liability at September 27, 2008 and September 29, 2007 are as follows:

	September 27, 2008	September 29, 2007
Deferred tax assets:
Allowance for doubtful accounts	$2.0	$1.8
Deferred gain on sales-leaseback	13.9	—
Accrued liabilities and reserves	31.7	24.3
Inventories	6.8	4.0
Net operating loss carryforward	183.3	156.9
Alternative minimum tax (AMT) credit carryforward	7.4	7.4
Others	13.8	11.4
Total deferred tax assets	258.9	205.8
Valuation allowance	(5.0)	(3.1)
Total deferred taxes, net of valuation allowance	253.9	202.7
Deferred tax liabilities:
Property and equipment	76.3	68.2
Intangible assets	351.4	316.0
Prepaid expenses	—	1.2
Foreign earnings	—	1.4
Others	3.1	1.9
Total deferred tax liabilities	430.9	388.7
Net deferred tax liability	$(177.0)	$(186.0)

As of September 27, 2008, the Company had foreign net operating loss carryforwards of $25.0 million.  In the U.S. the company had approximately $464.7 million of federal net operating loss carryforwards at September 27, 2008.  The federal net operating loss carryforwards will expire in future years beginning 2021.  AMT credit carryforwards of $7.4 million are available to the Company indefinitely to reduce future years’ federal income taxes.

The Company believes that it will not generate sufficient future taxable income to realize the tax benefits in foreign jurisdictions related to the deferred tax assets of Capsol Spa and Berry Plastics de Mexico.  Therefore, the company has provided a full valuation allowance against its foreign net operating losses included within the deferred tax assets for Capsol Spa and Berry Plastics de Mexico.

Due to prior year Sec. 382 limit carryforwards, all Federal operating loss carryforwards are available for immediate use.  As part of the effective tax rate calculation, if we determine that a deferred tax asset arising from temporary differences is not likely to be utilized, we will establish a valuation allowance against that asset to record it at its expected realizable value.  Our valuation allowance against deferred tax assets was $5.0 million and $3.1 million as of September 27, 2008 and September 29, 2007, respectively, related to the foreign operating loss carryforwards.

Uncertain Tax Positions

Effective September 30, 2007, we adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Upon adoption of FIN 48, our policy to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes did not change. There was no adjustment to retained earnings upon adoption to FIN 48 on September 30, 2007.

The following table summarizes the activity related to our gross unrecognized tax benefits from September 30, 2007 to September 30, 2008:

Balance as of September 30, 2007	$3.9
Increases related to prior year tax positions (acquired exposure)	1.4
Balance as of September 27, 2008	$5.3

There are no unrecognized tax benefits that, if recognized, would affect our effective tax rate as of September 30, 2007 and September 27, 2008, respectively.

As of September 27, 2008, due to availability of NOL we have no accrued amounts for payment of interest. Interest included in our provision for income taxes was not material in all the periods presented. We have not accrued any penalties related to our uncertain tax positions as we believe that it is more likely than not that there will not be any assessment of penalties.

We and our subsidiaries are routinely examined by various taxing authorities. Although we file U.S. federal, U.S. state, and foreign tax returns, our major tax jurisdiction is the U.S. The IRS has completed an examination of our 2003 tax year.  Our 2002 and 2004 - 2007 tax years remain subject to examination by the IRS for U.S. federal tax purposes.  There are various other on-going audits in various other jurisdictions that are not material to our financial statements.

Predecessor

Under the Predecessor, business activities in the U.S. were conducted through partnership entities.  The reconciliation between U.S. federal income taxes at the statutory rate and the Company’s provision for income taxes are as follows:

October 1, 2005 to February 16, 2006
Notional U.S. federal income tax expense at the statutory rate	6.8
Adjustments to reconcile to the Company’s income tax provision:
U.S. partnership income taxed at the partner level	(6.8)
Non-U.S. earnings	1.6
Provision for income taxes	1.6
Deferred provision (benefit)	—
Current provision	1.6

The provisions for income taxes for the period from October 1, 2005 to February 16, 2006 includes $1.6 million for non-U.S. income taxes.  The non-U.S. component of income before income taxes was $3.9 million for the period from October 1, 2005 to February 16, 2006.

8.  Retirement Plans

The Company maintains five defined benefit pension plans, three of which were acquired through former business combinations of Old Berry.  The fourth and fifth plans cover approximately 70 active and inactive employees of Old Covalence and 300 active and 300 inactive employees of Captive Plastics.  The Company assumed the obligations of Captive Plastics defined benefit plans in connection with the acquisition in February of 2008.  The Captive Plastics plan had a projected benefit obligation of approximately $16.0 and plan assets of approximately $14.2 million at the date of the acquisition.  The Company also maintains a retiree health plan, which covers certain healthcare and life insurance benefits for certain retired employees and their spouses.  Three of the five defined benefit plans and the retiree health plan are frozen plans.  The Company uses our year-end as a measurement date for the retirement plans.

The Company sponsors two defined contribution 401(k) retirement plans covering substantially all employees of Old Berry.  Contributions are based upon a fixed dollar amount for employees who participate and percentages of employee contributions at specified thresholds.  Contribution expense for these plans was $7.8 million for the year ended September 27, 2008 and $6.8 million for the year ended September 29, 2007.  Contribution expense was immaterial for the other periods presented.

The Company participates in one multiemployer plan. Contributions to the plan are based on specific percentages of employee compensation and are immaterial.

The Company adopted SFAS No. 158 effective September 29, 2007, which requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the balance sheet, with changes in the funded status recorded through other comprehensive income. The effect of adopting SFAS No. 158 was to reduce the accrued benefit liability by $4.4 million at September 29, 2007, with an offsetting adjustment to ending accumulated other comprehensive income, net of tax.

The projected benefit obligations of the Company’s plans presented herein are materially consistent with the accumulated benefit obligations of such plans.  The net amount of liability recognized is included in other long-term liabilities on the balance sheet.

	Defined Benefit Pension		Retiree Health Plan
	Year ended September 27, 2008	Year ended September 27, 2008	Year ended September 27, 2008	Year ended September 29, 2007
Change in Projected Benefit Obligations (PBO)
PBO at beginning of period	$40.2	$41.6	$6.6	$6.9
Service cost	0.3	0.2	—	—
Purchase (Captive)	16.0	—	—	—
Interest cost	2.9	2.2	0.4	0.3
Participant contributions	—	0.3	—	—
Actuarial loss (gain)	(0.4)	(0.9)	0.2	0.4
Benefits paid	(4.1)	(3.2)	(1.0)	(1.1)
PBO at end of period	$54.9	$40.2	$6.2	$6.5

Change in Fair Value of Plan Assets
Plan assets at beginning of period	$36.2	$33.7	$—	$—
Actual return on plan assets	(6.6)	4.2	—	—
Purchase (Captive)	14.2	—	—	—
Company contributions	1.5	1.5	1.0	1.1
Benefits paid	(4.1)	(3.2)	(1.0)	(1.1)
Plan assets at end of period	41.2	36.2	0.0	0.0
Funded status	$(13.7)	$(4.0)	$(6.2)	$(6.5)
Unrecognized net actuarial loss/gain	—	—	—	—
Net amount recognized	$(13.7)	$(4.0)	$(6.2)	$(6.5)

Amounts recognized in the Consolidated Balance Sheet consist of:
Prepaid pension	$—	$—		
Accrued benefit liability	(13.7)	(4.0)	(6.2)	(6.5)
Net amount recognized	$(13.7)	$(4.0)	$(6.2)	$(6.5)

The following table presents significant weighted-average assumptions used to determine benefit obligation and benefit cost for the periods indicated:

	Defined Benefit Pension Plans		Retiree Health Plan
(Percents)	Year ended September 27, 2008	Year ended September 29, 2007	Year ended September 27, 2008	Year ended September 29, 2007
Weighted-average assumptions:
Discount rate for benefit obligation	6.0	5.6	6.0	5.75
Discount rate for net benefit cost	6.0	5.7	6.0	5.5
Expected return on plan assets for net benefit costs	8.0	8.0	8.0	8.0

In evaluating the expected return on plan assets, Berry considered its historical assumptions compared with actual results, an analysis of current market conditions, asset allocations, and the views of advisers.  Health-care-cost trend rates were assumed to increase at an annual rate of 7.0% in 2009 and thereafter.  The trend rate is a significant factor in determining the amounts reported.  A one-percentage-point change in these assumed health care cost trend rates would have the following effects, in millions of dollars:

One-Percentage Point	Increase	Decrease
Accumulated Postretirement benefit obligation	$ 0.1	$ (0.1)
Sum of service cost and interest cost	$ 0.0	$ (0.0)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Defined Benefit Pension Plans	Retiree Health Plan
	Year ended September 27, 2008	Year ended September 27, 2008
2009	$4.4	$1.7
2010	4.3	1.1
2011	4.2	0.8
2012	4.3	0.7
2013	4.3	0.5
2014-2018	20.7	1.2

In fiscal 2009, Berry expects to contribute approximately $2.5 million to its retirement plans to satisfy minimum funding requirements for the year.

Net pension and retiree health benefit expense included the following components:

	Year ended September 27, 2008	Year ended September 29, 2007
Components of net period benefit cost:
Defined Benefit Pension Plans
Service cost	$0.3	$0.2
Interest cost	2.9	2.2
Expected return on plan assets	(3.4)	(2.6)
Net periodic benefit cost	$(0.2)	$(0.2)

Retiree Health Benefit Plan
Interest cost	0.4	0.3
Net periodic benefit cost	$0.4	$0.3

Our defined benefit pension plan asset allocations are as follows:

	September 27, 2008	September 29, 2007
Asset Category
Equity securities and equity-like instruments	45%	51%
Debt securities	46	46
Other	9	3
Total	100%	100%

The Company’s retirement plan assets are invested with the objective of providing the plans the ability to fund current and future benefit payment requirements while minimizing annual Company contributions.  The plans’ asset allocation strategy reflects a long-term growth strategy with approximately 45% allocated to growth investments and 46% allocated to fixed income investments and 9% in other, including cash. The Company re-addresses the allocation of its investments on an annual basis.

9.  Restructuring and impairment charges

During February 2007, Old Covalence conducted a facilities utilization review and approved a plan to close a manufacturing operation within its tapes/coatings division in Meridian, Mississippi. This facility was closed during the fourth quarter of fiscal 2007.  The affected business accounted for less than $25.0 million of annual net sales with certain segments of its operations transferred to other facilities.

In April 2007, the Company announced its intention to shut down a manufacturing facility within its closed top division located in Oxnard, California. The business from this facility has been moved to other existing facilities. Also in April 2007, the Company announced that it would close the Old Covalence corporate headquarters in Bedminster, NJ and one of the Company’s division headquarters in Shreveport, LA.  The reorganization was part of the integration plan to consolidate certain corporate functions at the Company’s headquarters in Evansville, Indiana and to consolidate the adhesives and coatings segments into one new segment called tapes/coatings.

During July and September 2007 the Company announced a restructuring of the operations within its flexible films division, including the closure of five manufacturing facilities in Yonkers, New York; Columbus, Georgia; City of Industry, California; Santa Fe Springs, California and Sparks, Nevada.  The affected business accounted for less than $110.0 million of annual net sales with certain segments of its operations transferred to other facilities.

In March 2008 the Company announced the intention to shut down a manufacturing facility within its tapes/coatings division located in San Luis Potosi, Mexico.

The table below sets forth the Company’s estimate of the total cost of the restructuring programs, the portion recognized through September 27, 2008 and the portion expected to be recognized in a future period:

	Expected Total Costs	Cumulative charges through Fiscal 2008	To be Recognized in Future
Severance and termination benefits	$8.7	$7.8	$0.9
Facility exit costs	20.7	19.2	1.5
Asset impairment	18.1	18.1	—
Other	7.0	3.6	3.4
Total	$54.5	$48.7	$5.8

The tables below sets forth the significant components of the restructuring charges recognized for the years ended September 29, 2007 and September 27, 2008, by segment:

Year ended September 27, 2008	Tapes and Coatings	Flexible Films	Corporate	Rigid Closed Top	Total
Severance and termination benefits	$0.8	$(0.5)	$—	$—	$0.3
Facility exit costs	0.6	7.3	—	—	7.9
Asset impairment	—	—	—	—	—
Other	1.2	0.2	—	—	1.4
Restructuring and impairment charges	$2.6	$7.0	$—	$—	$9.6

Year ended September 29, 2007	Tapes and Coatings	Flexible Films	Corporate	Rigid Closed Top	Total
Severance and termination benefits	$0.8	$3.0	$3.5	$0.2	$7.5
Facility exit costs	0.3	4.2	1.9	4.9	11.3
Asset impairment	3.4	14.7	—	—	18.1
Other	1.6	0.2	—	0.4	2.2
Restructuring and impairment charges	$6.1	$22.1	$5.4	$5.5	$39.1

The table below sets forth the activity with respect to the restructuring accrual at September 29, 2007 and September 27, 2008:

	Employee Severance and Benefits		Facilities Exit Costs	Other		Non-cash charges		Total
Balance at September 30, 2006	$	―	$1.2	$	―	$	―	$1.2
Charges		7.5	11.3		2.2		18.1	39.1
Non-cash charges		―	―		―		(18.1)	(18.1)
Cash payments		(4.5)	(2.1)		(2.2)		―	(8.8)
Balance at September 29, 2007		3.0	10.4		―		―	13.4
Charges		0.3	7.9		1.4		―	9.6
Cash payments		(3.3)	(14.2)		(1.4)		―	(18.9)
Balance at September 27, 2008	$	―	$4.1		$—	$	―	$4.1

The restructuring costs accrued as of September 27, 2008 will result in future cash outflows. The charges recognized in the period ending September 27, 2008 have been reported as restructuring expense in these Consolidated Statements of Operations. The remaining liability as of September 27, 2008 has been included within Accrued Expenses on the Consolidated Balance Sheet.

10.  Related Party Transactions

Apollo Management Fee

The Company is charged a management fee by Apollo Management, L.P., an affiliate of its principal stockholder and Graham Partners, for the provision of management consulting and advisory services provided throughout the year.  The management fee is the greater of $3.0 million or 1.25% of adjusted EBITDA.  In addition, Apollo and Graham have the right to terminate the agreement at any time, in which case Apollo and Graham will receive additional consideration equal to the present value of $21 million less the aggregate amount of annual management fees previously paid to Apollo and Graham, and the employee stockholders will receive a pro rata payment based on such amount.

Old Covalence was charged a management fee by Apollo Management V, L.P., an affiliate of its principal stockholder, for the provision of management consulting and advisory services provided throughout the year.  The annual management fee was the greater of $2.5 million or 1.5% of adjusted EBITDA.  This agreement was terminated effective with the Merger.

Total management fees charged by Apollo and Graham were $6.0 million, $5.9 million and $3.3 million for the year ended September 27, 2008, year ended September 29, 2007 and the period from February 17, 2006 to September 30, 2006, respectively.

The Company paid $2.6 million to entities affiliated with Apollo Management and $0.4 million to entities affiliated with Graham for the fiscal year ended September 27, 2008. Old Berry Holding paid $2.5 million to entities affiliated with Apollo Management, L.P. and $0.5 million to entities affiliated with Graham Partners, Inc. for the fiscal year ended September 29, 2007.

Apollo Transaction Fees

During fiscal 2007, in connection with the acquisition of Old Covalence Holding, Old Covalence paid a $10 million fee to entities affiliated with Apollo Management for various services performed by it and its affiliates in connection with the transaction.  In connection with the acquisition of Old Berry Group, the Company paid $18.1 million to entities affiliated with Apollo Management and $2.3 million to entities affiliated with Graham for advisory and other services.

Other Related Party Transactions

Certain of our management, stockholders and related parties and its affiliates have independently acquired and hold financial debt instruments of the Company.  During fiscal 2008, interest expense includes $1.2 million related to this debt.

11.  Stockholders’ Equity

In connection with the Apollo Berry Merger, Apollo and Graham and certain employees who invested in Old Berry Group entered into a stockholders agreement.  The stockholders agreement provides for, among other things, a restriction on the transferability of each such person’s equity ownership in us, tag-along rights, drag-along rights, piggyback registration rights and repurchase rights by Berry Group in certain circumstances.

On June 7, 2007, Group’s Board of Directors declared a special one-time dividend of $77 per common share to shareholders of record as of June 6, 2007.  The dividend was paid June 8, 2007, which reduced Group’s shareholders’ equity for owned shares by approximately $530.2 million.  In connection with this dividend, the Company paid a dividend of approximately $87.0 million to Berry Group and used the proceeds from a Senior Unsecured Term Loan (described below) to fund this dividend payment.  This dividend is reflected as a reduction of Contributed equity from parent.

Berry Group Indebtedness ($500 million Senior Unsecured Term Loan)

On June 5, 2007, Berry Group entered into a $500.0 million senior unsecured term loan agreement (“Senior Unsecured Term Loan”) with a syndicate of lenders.  The Senior Unsecured Term Loan matures on June 5, 2014 and was sold at a 1% discount, which is being amortized over the life of the loan.  Interest on the agreement is payable on a quarterly basis and bears interest at the Company’s option based on (1) a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 1/2 of 1% and (b) the rate of interest in effect for such day as publicly announced from time to time by Credit Suisse as its “prime rate” plus 525 basis points or (2) LIBOR (2.79% at September 27, 2008) plus 625 basis points.  The Senior Unsecured Term Loan contains a payment in kind (“PIK”) option which allows the Company to forgo paying cash interest and to add the PIK interest to the outstanding balance of the loan.  This option expires on the five year anniversary of the loan.  Berry Group at its election may make the quarterly interest payments in cash, may make the payments by paying 50% of the interest in cash and 50% in PIK interest or 100% in PIK interest for the first five years.  The notes are unsecured and there are no guarantees by Berry Plastics or any of its subsidiaries and therefore this financial obligation is not recorded in the consolidated financial statements of Berry Plastics Corporation.  Berry Group elected to exercise the PIK interest option during fiscal 2008, which resulted in the balance on the loan increasing to $550.0 million as of September 27, 2008.

Berry Group at its election may call the notes up to the first anniversary date for 100% of the principal balance plus accrued and unpaid interest and an applicable premium.  Berry Group’s call option for the notes between the one year and two year and two year and three year anniversary dates changes to 102% and 101% of the outstanding principal balance plus accrued and unpaid interest, respectively.  The notes also contain a put option which allows the lender to require Berry

Group to repay any principal and applicable PIK interest that has accrued if Berry Group has an applicable high yield discount obligation (“AHYDO”) within the definition outlined in the Internal Revenue Code, section 163(i)(1) at each payment period subsequent to the five year anniversary date.

Notes Receivable from Management

Berry Group has adopted an employee stock purchase program pursuant to which a number of non-executive employees had the opportunity to invest in Berry Group on a leveraged basis. In the event that an employee defaults on a promissory note used to purchase such shares, Berry Group’s only recourse is to the shares of Berry Group securing the note. In this manner, non-executive management acquired 98,052 shares in the aggregate at the time of the Apollo Berry Merger.  Certain of these amounts were repaid by the employees in connection with the special one-time dividend.

2006 Equity Incentive Plan

In connection with Apollo’s acquisition of Old Berry Holding, Berry Group adopted an equity incentive plan pursuant to which options to acquire up to 577,252 shares of Group’s common stock may be granted (the “2006 Equity Incentive Plan”).  In fiscal 2008, the plan was amended to allow for an additional 185,000 options to be granted.  In fiscal 2007, the plan was amended to allow for an additional 45,000 options to be granted.  Options granted under the 2006 Equity Incentive Plan may not be assigned or transferred, except to Berry Group or by will or the laws of descent or distribution.  The 2006 Equity Incentive Plan terminates ten years after adoption and no options may be granted under the plan thereafter.  The 2006 Equity Incentive Plan allows for the issuance of non-qualified options, options intended to qualify as “incentive stock options” within the meaning of the Internal Revenue Code of 1986, as amended, and stock appreciation rights.  The employees participating in the 2006 Equity Incentive Plan receive options and stock appreciation rights under the 2006 Equity Incentive Plan pursuant to individual option and stock appreciation rights agreements, the terms and conditions of which are substantially identical.  Each option agreement provides for the issuance of options to purchase common stock of Berry Group.  Options granted under the 2006 Equity Incentive Plan prior to the Merger had an exercise price per share that either (1) was fixed at the fair market value of a share of common stock on the date of grant or (2) commenced at the fair market value of a share of common stock on the date of grant and increases at the rate of 15% per year during the term.  Some options granted under the plan become vested and exercisable over a five-year period based on continued service.  Other options become vested and exercisable based on the achievement by the Company of certain financial targets.  Upon a change in control, the vesting schedule with respect to certain options accelerate for a portion of the shares subject to such options.  Since Berry Group’s common stock is not highly liquid, except in certain limited circumstances, the stock options may not be redeemable.

In connection with the Merger, Group modified its outstanding stock options to provide for (i) the vesting of an additional twenty percent (20%) of the total number of shares underlying such outstanding options; (ii) the conversion of options with escalating exercise prices to a fixed priced option, with no increase in the exercise price as of the date of grant of such escalating priced option; and (iii) with respect to each outstanding option, the vesting of which was contingent upon the achievement of performance goals, the deemed achievement of all such performance goals.

During fiscal 2007, the Group also clarified the anti-dilution provisions of its stock option plans to require payment of special dividends to holders of outstanding stock options.   In connection with the June 2007 dividend paid in fiscal 2007, holders of vested stock options received $13.7 million, while an additional $34.5 million will be paid to nonvested option holders on the second anniversary of the dividend grant date (assuming the nonvested option holders remain employed by the Company).

This resulted in the immediate expensing of $13.7 million related to the payment of dividends on vested awards, less $0.8 million that was expensed in prior periods, and will result in $34.5 million of additional expense that will be recognized over the two-year service period beginning June 8, 2007.  Of this $34.5 million, $19.1 million and $5.3 million has been recognized in the fiscal years ended September 27, 2008 and September 29, 2007, respectively.  Berry Group recognizes the offset to this expense as a liability which is held pursuant to a rabbi trust arrangement.  Earnings on the rabbi trust are recognized by Berry Group and pushed down to the Company.  For the year-ended September 27, 2008, the Company has recognized $1.2 million of compensation expense related to earnings on the rabbi trust holdings.  In December 2008, the Executive Committee modified the vesting provisions related to the dividend on the non-vested options.

The Company recognized total stock based compensation of $19.6 million for the fiscal years ended September 27, 2008 and September 29, 2007.  The stock based compensation recognized in the year ended September 27, 2008 was comprised of stock based compensation of $19.1 million related to the unvested stock options associated with special one-time dividend and earnings under the rabbi trust and $0.5 million of stock based compensation for the 2007 and 2008 grants of time based and performance based options that were granted after the special one-time dividend.  The Company has not recorded any stock based compensation for the year-ended September 27, 2008 related to the performance based options as the Company is not expected to achieve their pre-determined EBITDA target to vest.

Information related to the 2006 Equity Incentive Plan is as follows:

	September 27, 2008		September 29, 2007
	Number Of Shares	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	618,620	$100.00	500,184	$100
Options granted	204,416	109.90	135,358	100
Options exercised or cash settled	(5,068)	98.10	—	—
Options forfeited or cancelled	(45,011)	104.20	(16,922)	100
Options outstanding, end of period	772,957	$102.38	618,620	$100

Option price range at end of period	$53.50 - $112.80		$100
Options exercisable at end of period	322,951		177,605
Options available for grant at period end	34,295		3,632
Weighted average fair value of options granted during period	$36		$19

The fair value for options granted have been estimated at the date of grant using a Black-Scholes, generally with the following weighted average assumptions:

	Company			Predecessor
	Year ended September 27, 2008	Year ended September 29, 2007	Period from February 17 to September 30, 2006	Period from October 1, 2005 to February 16, 2006
Risk-free interest rate	2.7-4.2%	4.5 – 4.9%	4.5 – 4.9%	4.5 – 4.9%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility factor	.31 - .34	.20 - .45	.45	.45
Expected option life	5 years	3.73 – 6.86 years	3.73 – 6.86 years	3.73 – 6.86 years

The following table summarizes information about the options outstanding at September 27, 2008:

Range of Exercise Prices	Number Outstanding at September 27, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 27, 2008
$53.50 - $112.80	772,957	8 years	$102.38	322,951

12.  Segment and Geographic Data

In connection with the closing of the Merger, Berry organized its operations into four reportable segments: rigid open top, rigid closed top, flexible films, and tapes and coatings.  The Company has manufacturing and distribution centers in the United States, Canada, Mexico, Belgium, Italy and India.  The Company evaluates the performance of and allocates resources to these segments based on revenue, EBITDA and other segment profit measures.  Approximately 93% of the Company’s net sales and 96% of the total assets are located in North America.  Selected information by reportable segment is presented in the following table:

	Company			Predecessor
	Year ended September 27, 2008	Year ended September 29, 2007	Period from February 17 to September 30, 2006	Period from October 1, 2005 to February 16, 2006
Net Sales
Flexible Films	$1,092.2	$1,042.8	$705.5	$449.5
Tapes and Coatings	514.3	536.7	392.7	221.4
Rigid Open Top	1,053.2	881.3	27.0	—
Rigid Closed Top	853.4	598.0	19.4	—
Less intercompany revenue	—	(3.8)	(5.8)	(4.0)
	$3,513.1	$3,055.0	$1,138.8	$666.9
Operating income
Flexible Films	$(10.3)	$(23.6)	$4.2	$22.8
Tapes and Coatings	6.0	(10.6)	21.2	9.7
Rigid Open Top	73.7	69.9	(0.5)	—
Rigid Closed Top	42.0	31.7	(0.4)	—
Corporate-Covalence	—	—	(16.8)	(5.6)
	$111.4	$67.4	$7.7	$26.9
Depreciation and amortization
Flexible Films	$42.3	$51.2	$27.6	$9.6
Tapes and Coatings	35.7	38.4	22.6	5.9
Rigid Open Top	88.0	77.3	2.1	—
Rigid Closed Top	90.8	53.3	1.4	—
Corporate-Covalence	—	—	0.9	0.1
	$256.8	$220.2	$54.6	$15.6

	September 27, 2008	September 29, 2007
Total Assets
Flexible Films	$637.8	$683.5
Tapes and Coatings	417.9	414.8
Rigid Open Top	2,019.6	1,746.6
Rigid Closed Top	1,648.8	1,024.5
	$4,724.1	$3,869.4
Goodwill
Flexible Films	$23.3	$23.7
Tapes and Coatings	5.8	5.8
Rigid Open Top	646.3	646.3
Rigid Closed Top	773.9	456.2
	$1,449.3	$1,132.0

13.  Guarantor and Non-Guarantor Financial Information

Berry, a wholly owned subsidiary of Berry Plastics Group, Inc., has notes outstanding which are fully and unconditionally guaranteed by Berry’s domestic subsidiaries.  Separate financial statements and other disclosures concerning the Parent Company and Guarantor Subsidiaries are not presented because they are 100% wholly-owned by the Parent Company and Guarantor Subsidiaries have fully and unconditionally guaranteed such debt on a joint and several basis.  The following tables present consolidating financial information for the Parent Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries of Berry.  The equity method of accounting is used to reflect investments of the Parent Company in its Guarantor and Non-Guarantor Subsidiaries.  Total equity includes our investment in parent, net, capital stock and intercompany balances.  All intercompany sales transactions have been eliminated within the respective columns after the merger of Old Berry Holding and Old Covalence on April 3, 2007.  The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. More than 95% of the Company’s revenue is in North America.  In addition, more than 95% of the Company’s property and equipment is located in North America.  The Company has restated its previously reported financial information for the period from October 1, 2005 through February 16, 2006, to correctly present the financial information of the Parent Company and Guarantor Subsidiaries separately in accordance with Rule 3-10(f) of Regulation S-X.

Condensed Supplemental Consolidated or Combined Statement of Operations

(Company)	Year ended September 27, 2008
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales, including related party revenue	$974.3	$2,287.1	$251.7	$—	$3,513.1
Cost of sales	900.2	1,894.2	224.9	—	3,019.3
Gross profit	74.1	392.9	26.8	—	493.8
Selling, general and administrative expenses	91.0	224.9	24.1	—	340.0
Restructuring and impairment charges, net	6.2	3.4	—	—	9.6
Other operating expenses	18.4	10.2	4.2	—	32.8
Operating income	(41.5)	154.4	(1.5)	—	111.4
Other (income) expense	—	(0.1)	0.1	—	—
Interest expense, net	309.9	(57.2)	9.0	—	261.7
Income (loss) before income taxes	(351.4)	211.7	(10.6)	—	(150.3)
Income tax expense (benefit)	0.3	(54.0)	4.5	—	(49.2)
Net income (loss)	$(351.7)	$265.7	$(15.1)	$—	$(101.1)

(Company)	Year ended September 29, 2007
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales, including related party revenue	$973.4	$1,910.4	$187.0	$(15.8)	$3,055.0
Cost of sales	888.1	1,542.2	168.9	(15.8)	2,583.4
Gross profit	85.3	368.2	18.1	—	471.6
Selling, general and administrative expenses	(78.6)	388.0	12.6	(0.5)	321.5
Restructuring and impairment charges, net	39.1	—	—	—	39.1
Other operating expenses	18.1	23.6	1.9	—	43.6
Operating income	106.7	(43.4)	3.6	0.5	67.4
Loss on extinguished debt	15.4	21.9	—	—	37.3
Interest expense, net	266.5	(10.9)	2.2	(20.2)	237.6
Equity in net income of subsidiaries	(9.4)	(2.0)	—	11.4	—
Income (loss) before income taxes	(165.8)	(52.4)	1.4	9.3	(207.5)
Minority interest	(2.7)	—	—	—	(2.7)
Income tax expense (benefit)	(18.0)	(72.7)	2.1	—	(88.6)
Net income (loss)	$(145.1)	$20.3	$(0.7)	$9.3	$(116.2)

(Company)	Period from February 17, 2006 to September 30, 2006
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales, including related party revenue	$666.8	$385.8	$109.4	$(23.2)	$1,138.8
Cost of sales	619.6	329.0	93.1	(18.8)	1,022.9
Gross profit	47.2	56.8	16.3	(4.4)	115.9
Selling, general and administrative expenses	59.9	41.0	6.8	—	107.7
Restructuring and impairment charges, net	—	0.5	—	—	0.5
Operating income	(12.7)	15.3	9.5	(4.4)	7.7
Other (income) expense	(1.4)	(5.0)	5.1	—	(1.3)
Loss on extinguished debt	54.6	—	1.0	—	55.6
Interest expense, net.	1.0	3.4	0.1	—	4.5
Equity in net income of subsidiaries	17.8	(0.3)	—	(17.5)	—
Income (loss) before income taxes	(49.1)	16.6	3.3	(21.9)	(51.1)
Minority interest.	(1.8)	—	—	—	(1.8)
Income tax expense (benefit)	(16.1)	(3.7)	1.7	—	(18.1)
Net income (loss)	$(31.2)	$20.3	$1.6	$(21.9)	$(31.2)

(Predecessor)	Period from October 1, 2005 to February 16, 2006
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales, including related party revenue	$420.4	$196.3	$52.8	$(2.6)	$666.9
Cost of sales	369.6	168.5	43.1	(2.2)	579.0
Gross profit	50.8	27.8	9.7	(0.4)	87.9
Charges and allocations from Tyco International, Ltd. and affiliates	1.3	9.1	—	—	10.4
Selling, general and administrative expenses	28.7	17.6	3.7	—	50.0
Restructuring and impairment charges, net	0.6	—	—	—	0.6
Operating income	20.2	1.1	6.0	(0.4)	26.9
Other (income) expense	7.9	(9.6)	1.7	—	—
Interest expense, net	1.6	0.1	0.4	—	2.1
Interest expense (income), net – Tyco International Ltd. and affiliates	7.8	(2.3)	—	—	5.5
Equity in net income of subsidiaries	14.8	—	—	(14.8)	—
Income (loss) before income taxes	17.7	12.9	3.9	(15.2)	19.3
Income tax expense (benefit)	—	—	1.6	—	1.6
Net income (loss)	$17.7	$12.9	$2.3	$(15.2)	$17.7

Condensed Supplemental Consolidated Balance Sheet
As of September 27, 2008
($ in millions)
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$172.6	$8.7	$8.4	$—	$189.7
Accounts receivable, net of allowance	116.1	266.1	40.3	—	422.5
Inventories	140.7	327.3	32.3	—	500.3
Prepaid expenses and other current	3.8	70.1	10.7	—	84.6
Total current assets	433.2	672.2	91.7	—	1,197.1
Property, plant and equipment, net	201.2	610.9	50.7	—	862.8
Intangible assets, net	216.2	2,378.3	67.7	—	2,662.2
Investment in Subsidiaries	1,872.6	—	—	(1,872.6)	—
Other assets	2.0	—	—	—	2.0
Total Assets	$2,725.2	$3,661.4	$210.1	$(1,872.6)	$4,724.1
Liabilities and Equity
Current liabilities:
Accounts payable	$61.0	$177.0	$15.8	$—	$253.8
Accrued and other current liabilities	72.3	122.5	11.8	—	206.6
Long-term debt—current portion	12.0	9.1	0.3	—	21.4
Total current liabilities	145.3	308.6	27.9	—	481.8
Long-term debt	3,548.9	28.6	0.7	—	3,578.2
Deferred tax liabilities	(2.0)	203.4	10.9	—	212.3
Other non current liabilities	33.1	64.7	2.1	—	99.9
Total long-term liabilities	3,580.0	298.2	13.7	—	3,891.9
Total Liabilities	3,725.3	605.3	41.6	—	4,372.2
Commitments and contingencies
Total Equity	(1,000.1)	3,056.1	168.5	(1,872.6)	351.9
Total Liabilities and Equity	$2,725.2	$3,661.4	$210.1	$(1,872.6)	$4,724.1

Condensed Supplemental Consolidated Balance Sheet
As of September 29, 2007
($ in millions)
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$0.9	$7.7	$6.0	$—	$14.6
Accounts receivable, net of allowance	135.9	207.9	28.7	—	372.5
Inventories	138.4	221.6	25.3	—	385.3
Prepaid expenses and other current	3.0	52.4	12.0	—	67.4
Total current assets	278.2	489.6	72.0	—	839.8
Property, plant and equipment, net	211.7	538.9	34.4	—	785.0
Intangible assets, net	218.8	2,007.1	16.2	—	2,242.1
Investment in Subsidiaries	1,588.6	—	—	(1,588.6)	—
Other assets	2.3	0.2	—	—	2.5
Total Assets	$2,299.6	$3,035.8	$122.6	$(1,588.6)	$3,869.4
Liabilities and Equity
Current liabilities:
Accounts payable	$109.7	$140.2	$13.3	$—	$263.2
Accrued and other current liabilities	78.4	100.9	10.1	—	189.4
Long-term debt—current portion	12.0	5.1	0.3	—	17.4
Total current liabilities	200.1	246.2	23.7	—	470.0
Long-term debt	2,675.2	16.9	1.2	—	2,693.3
Deferred tax liabilities	31.1	183.9	2.7	—	217.7
Other non current liabilities	20.3	15.2	2.9	—	38.4
Total long-term liabilities	2,726.6	216.0	6.8	—	2,949.4
Total Liabilities	2,926.7	462.2	30.5	—	3,419.4
Commitments and contingencies
Total Equity	(627.1)	2,573.6	92.1	(1,588.6)	450.0
Total Liabilities and Equity	$2,299.6	$3,035.8	$122.6	$(1,588.6)	$3,869.4

Condensed Supplemental Consolidated or Combined Statement of Cash Flows

(Company)	Year ended September 27, 2008
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash Flow from Operating Activities	$(32.5)	$37.5	$4.8	$—	$(9.8)

Cash Flow from Investing Activities
Purchase of property, plant, and equipment	(40.8)	(119.5)	(2.1)	—	(162.4)
Proceeds from disposal of assets	—	83.0	—	—	83.0
Acquisition of business net of cash acquired	(576.2)	—	—	—	(576.2)
Net cash used in investing activities	(617.0)	(36.5)	(2.1)	—	(655.6)

Cash Flow from Financing Activities
Borrowings of long-term debt	1,388.5	—	—	—	1,388.8
Equity contributions	(0.5)	—	—	—	(0.5)
Repayment of long-term debt	(542.8)	—	(0.2)	—	(543.0)
Debt financing costs	(26.4)	—	—	—	(26.4)
Sales of interest rate hedges	2.4	—	—	—	2.4
Net cash provided by financing activities	821.2	—	(0.2)	—	821.0
Effect of currency translation on cash	—	—	(0.1)	—	(0.1)
Net increase in cash and cash equivalents	171.7	1.0	2.4	—	175.1
Cash and cash equivalents at beginning of period	0.9	7.7	6.0	—	14.6
Cash and cash equivalents at end of period	$172.6	$8.7	$8.4	$—	$189.7

(Company)	Year ended September 29, 2007
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash Flow from Operating Activities	$23.6	$115.6	$(1.9)	$—	$137.3

Cash Flow from Investing Activities
Purchase of property, plant, and equipment	(16.4)	(75.7)	(7.2)	—	(99.3)
Proceeds from disposal of assets	—	0.8	10.0	—	10.8
Acquisition of business net of cash acquired	(30.0)	(45.8)	—	—	(75.8)
Net cash used in investing activities	(46.4)	(120.7)	2.8	—	(164.3)

Cash Flow from Financing Activities
Borrowings of long-term debt	1,232.6	—	0.4	—	1,233.0
Equity contributions	(102.5)	—	—	—	(102.5)
Repayment of long-term debt	(1,159.0)	(2.2)	—	—	(1,161.2)
Debt financing costs	(9.7)	—	—	—	(9.7)
Net cash provided by financing activities	(38.6)	(2.2)	0.4	—	(40.4)
Effect of currency translation on cash	—	—	(1.1)	—	(1.1)
Net increase in cash and cash equivalents	(61.4)	(7.3)	0.2	—	(68.5)
Cash and cash equivalents at beginning of period	62.3	15.0	5.8	—	83.1
Cash and cash equivalents at end of period	$0.9	$7.7	$6.0	$—	$14.6

(Company)	Period from February 17 to September 30, 2006
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash Flow from Operating Activities	$50.8	$45.1	$0.8	$—	$96.7

Cash Flow from Investing Activities
Purchase of property, plant, and equipment	(18.7)	(15.4)	(0.7)	—	(34.8)
Proceeds from disposal of assets	0.6	—	0.2	—	0.8
Acquisition of business net of cash acquired	(3,205.7)	(14.7)	2.4	—	(3,218.0)
Net cash used in investing activities	(3,223.80)	(30.1)	1.9	—	(3,252.0)

Cash Flow from Financing Activities
Issuance of long-term debt	2,653.4	—	—	—	2,653.4
Equity contributions	680.8	—	—	—	680.8
Repayment of long-term debt	(50.7)	—	—	—	(50.7)
Long-term debt financing costs	(25.2)	—	—	—	(25.2)
Long-term debt refinancing costs	(45.8)	—	—	—	(45.8)
Net cash provided by financing activities	3,212.5	—	—	—	3,212.5
Effect of currency translation on cash	—	—	(1.1)	—	(1.1)
Net increase in cash and cash equivalents	39.5	15.0	1.6	—	56.1
Cash and cash equivalents at beginning of period	22.8	—	4.2	—	27.0
Cash and cash equivalents at end of period	$62.3	$15.0	$5.8	$—	$83.1

(Predecessor)	Period from October 1, 2005 to February 16, 2006
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash Flow from Operating Activities	$(126.2)	$3.8	$3.2	$—	$(119.2)

Cash Flow from Investing Activities
Purchase of property, plant, and equipment	(9.2)	(2.8)	(0.2)	—	(12.2)
Proceeds from disposal of assets	3.0	—	0.1	—	3.1
Acquisition of business net of cash acquired	—	—	—	—	—
Net cash used in investing activities	(6.2)	(2.8)	(0.1)	—	(9.1)

Cash Flow from Financing Activities
Change in book overdraft	(9.8)	(4.4)	—	—	(14.2)
Payments of capital lease obligations	(59.4)	(20.0)	—	—	(79.4)
Distributions to minority interests	(2.2)	(0.6)	2.8	—	—
Change in Predecessor parent company investment	203.8	24.4	(4.0)	—	224.2
Net cash provided by financing activities	132.4	(0.6)	(1.2)	—	130.6
Effect of currency translation on cash	—	—	(0.2)	—	(0.2)
Net increase in cash and cash equivalents	—	0.4	1.7	—	2.1
Cash and cash equivalents at beginning of period	—	0.1	2.6	—	2.7
Cash and cash equivalents at end of period	$—	$0.5	$4.3	$—	$4.8

14.  Quarterly Financial Data (Unaudited)

The following table contains selected unaudited quarterly financial data for fiscal years 2008 and 2007.

	2008				2007
	First	Second	Third	Fourth	First	Second	Third	Fourth

Net sales	$762.7	$844.3	$939.9	$966.2	$703.6	$741.6	$807.3	$802.5
Cost of sales	653.9	731.9	800.8	832.7	617.2	619.9	667.9	678.4
Gross profit	$108.8	$112.4	$139.1	$133.5	$86.4	$121.7	$139.4	$124.1

Net income (loss)	$(31.3)	$(29.3)	$(11.2)	$(29.3)	$(30.3)	$(14.1)	$(46.0)	$(25.8)

15.  Subsequent Events

In November 2008, Berry acquired certain assets of Erie County Plastics Corporation ("Erie Plastics"),  a custom injection molder of plastics packaging and components.  Erie Plastics previously filed for bankruptcy protection on September 29, 2008.  Berry was the successful bidder for the majority of the assets of Erie Plastics including equipment, inventory and other tangible and intangible assets.  Total value for Erie Plastics’ assets was approximately $6.5 million which included approximately $1.0 million of cash on hand at Erie Plastics and approximately $1.8 million of accounts receivable that were retained by the senior secured lenders.  The remaining $3.7 million was paid by Berry from available cash on hand.

In December 2008, the Company announced the intention to shut down a manufacturing facility within its rigid closed top division located in Redlands, California which the Company acquired in connection with the Captive acquisition.  The business from this facility will be moved to the Anaheim, California facility.

In December 2008, the Company announced that it would be eliminating approximately 71 positions at its Albertville, AL production facility in its Tapes and Coatings segment.

Due to recent volatility in the credit markets, our investment assets that are held by our various pension plans have declined in value.  The fair value of our pension plan assets have decreased from approximately $41.2 million as of September 29, 2007 to $34.8 million as of November 30, 2008.  This decrease in the fair value of the pension assets has increased our liability and our potential funding obligations of these plans.

In December 2008, the Executive Committee of Berry Group modified the vesting provisions related to the $33.0 million being held in escrow from the June 2007 special dividend.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of December, 2008.

        BERRY PLASTICS CORPORATION

                    By    /s/ Ira G. Boots
Ira G. Boots
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Ira G. Boots	Chairman of the Board of Directors, Chief Executive Officer and Director (Principal Executive Officer)	December 15, 2008
Ira G. Boots
/s/ James M. Kratochvil	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	December 15, 2008
James M. Kratochvil
/s/ Robert V. Seminara	Director	December 15, 2008
Robert V. Seminara
/s/ Anthony M. Civale	Director	December 15, 2008
Anthony M. Civale

S-1

  Supplemental Information To Be Furnished With Reports Filed Pursuant To Section 15(d) Of The Act By Registrant Which Has Not Registered Securities Pursuant To Section 12 Of The Act

The Registrant has not sent any annual report or proxy material to security holders.

S-2

Exhibit No.	Description of Exhibit
2.1
Agreement and Plan of Merger and Corporate Reorganization, dated as of March 9, 2007, between Covalence Specialty Materials Holding Corp. and Berry Plastics Group, Inc. (incorporated herein by reference to our Registration Statement Form S-4, filed on May 14, 2007)

4.1
Indenture, by and between Berry Plastics Corporation, as Issuer, certain Guarantors and Wells Fargo Bank, National Association, as Trustee, relating to first priority floating rate senior secured notes due 2015, dated as of April 21, 2008 (incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on April 22, 2008)

4.2
Collateral Agreement, by and between Berry Plastics Corporation, each Subsidiary of the Company identified therein and Wells Fargo Bank, National Association, as Collateral Agent, dated as of April 21, 2008 (incorporated herein by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on April 22, 2008)

4.3
Registration Rights Agreement, by and between Berry Plastics Corporation, each Subsidiary of the Company identified therein, Banc of America Securities LLC, Goldman, Sachs & Co. and Lehman Brothers Inc., dated as of April 21, 2008 (incorporated herein by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed on April 22, 2008)

10.1
Note Purchase Agreement, among BPC Acquisition Corp. and Goldman, Sachs & Co., as Initial Purchaser, and GSMP 2006 Onshore US, Ltd., GSMP 2006 Offshore US, Ltd., GSMP 2006 Institutional US, Ltd., GS Mezzanine Partners 2006 Institutional, L.P., as Subsequent Purchasers, relating to $425,000,000 Senior Subordinated Notes due 2016, dated as of September 20, 2006 (incorporated herein by reference to Exhibit 10.3 to our Registration Statement Form S-4, filed on November 2, 2006)

10.2
Indenture, by and between BPC Acquisition Corp. (and following the merger of BPC Acquisition Corp. with and into BPC Holding Corporation, BPC Holding Corporation, as Issuer, and certain Guarantors) and Wells Fargo Bank, National Association, as Trustee, relating to 11% Senior Subordinated Notes due 2016, dated as of September 20, 2006 (incorporated herein by reference to Exhibit 10.4 to our Registration Statement Form S-4, filed on November 2, 2006)

10.3
First Supplemental Indenture, by and among BPC Holding Corporation, certain Guarantors, BPC Acquisition Corp., and Wells Fargo Bank, National Association, as Trustee, dated as of September 20, 2006 (incorporated herein by reference to Exhibit 10.5 to our Registration Statement Form S-4, filed on November 2, 2006)

10.4
Exchange and Registration Rights Agreement, by and among BPC Acquisition Corp. and Goldman, Sachs & Co., GSMP 2006 Onshore US, Ltd., GSMP 2006 Offshore US, Ltd., and GSMP 2006 Institutional US, Ltd., dated as of September 20, 2006 (incorporated herein by reference to Exhibit 10.6 to our Registration Statement Form S-4, filed on November 2, 2006)

10.5(a)
U.S. $400,000,000 Amended and Restated Credit Agreement, dated as of April 3, 2007, by and among Covalence Specialty Materials Corp., Berry Plastics Group, Inc., certain domestic subsidiaries party thereto from time to time, Bank of America, N.A., as collateral agent and administrative agent, the lenders party thereto from time to time, and the financial institutions party thereto (incorporated herein by reference to Exhibit 10.1(a) to our Current Report on Form 8-K, filed on April 10, 2007)

10.5(b)
U.S. $1,200,000,000 Second Amended and Restated Credit Agreement, dated as of April 3, 2007, by and among Covalence Specialty Materials Corp., Berry Plastics Group, Inc., Credit Suisse, Cayman Islands Branch, as collateral and administrative agent, the lenders party thereto from time to time, and the other financial institutions party thereto (incorporated herein by reference to Exhibit 10.1(b) to our Current Report on Form 8-K, filed on April 10, 2007).

10.5(c)
Amended and Restated Intercreditor Agreement by and among Berry Plastics Group, Inc., Covalence Specialty Materials Corp., certain subsidiaries identified as parties thereto, Bank of America, N.A. and Credit Suisse, Cayman Islands Branch  as first lien agents, and Wells Fargo Bank, N.A., as trustee (incorporated herein by reference to Exhibit 10.1(d) to our Current Report on Form 8-K, filed on April 10, 2007)

10.5(d)
Indenture dated as of  February 16, 2006, among Covalence Specialty Materials Corp., the Guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 10.1(e) to our Current Report on Form 8-K, filed on April 10, 2007).

10.5(e)
First Supplemental Indenture dated as of  April 3, 2007, among Covalence Specialty Materials Corp. (or its successor), the Guarantors identified on the signature pages thereto and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 10.1(f) to our Current Report on Form 8-K, filed on April 10, 2007)

10.5(f)
Second Supplemental Indenture dated as of  April 3, 2007, among Covalence Specialty Materials Corp. (or its successor), Berry Plastics Holding Corporation, the Guarantors identified on the signature pages thereto and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 10.1(g) to our Current Report on Form 8-K, filed on April 10, 2007)

10.5(g)
Second Supplemental Indenture dated as of April 3, 2007, among Berry Plastics Holding Corporation (or its successor), the existing Guarantors identified on the signature pages thereto, the new Guarantors identified on the signature pages thereto and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 10.1(h) to our Current Report on Form 8-K, filed on April 10, 2007)

10.5(h)
Second Supplemental Indenture dated as of April 3, 2007, among Berry Plastics Holding Corporation (or its successor), the existing Guarantors identified on the signature pages thereto, the new Guarantors identified on the signature pages thereto and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 10.1(i) to our Current Report on Form 8-K, filed on April 10, 2007)

10.5(i)
Supplement No. 1 dated as of April 3, 2007 to the Collateral Agreement dated as of September 20, 2006 among Berry Plastics Holding Corporation, each subsidiary identified therein as a party and Wells Fargo Bank, National Association, as collateral agent (incorporated herein by reference to Exhibit 10.1(j) to our Current Report on Form 8-K, filed on April 10, 2007)

10.5(j)
Employment Agreement dated May 26, 2006 between Covalence Specialty Materials Corp. and Layle K. Smith (incorporated herein by reference to Exhibit 10.1(k) to our Current Report on Form 8-K, filed on April 10, 2007).

10.5(k)
Indenture, by and between BPC Acquisition Corp. (and following the merger of BPC Acquisition Corp. with and into BPC Holding Corporation, BPC Holding Corporation, as Issuer, and certain Guarantors) and Wells Fargo Bank, National Association, as Trustee, relating to $525,000,000 87/8% Second Priority Senior Secured Fixed Rate Notes due 2014 and $225,000,000 Second Priority Senior Secured Floating Rate Notes due 2014, dated as of September 20, 2006 (incorporated herein by reference to Exhibit 4.1 to our Registration Statement Form S-4, filed on November 2, 2006)

10.5(l)
First Supplemental Indenture, by and among BPC Holding Corporation, certain Guarantors, BPC Acquisition Corp., and Wells Fargo Bank, National Association, as Trustee, dated as of September 20, 2006 (incorporated herein by reference to Exhibit 4.2 to our Registration Statement Form S-4, filed on November 2, 2006)

10.5(m)
Registration Rights Agreement, by and among BPC Acquisition Corp., BPC Holding Corporation, the subsidiaries of BPC Holding Corporation, Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC, Lehman Brothers Inc., Bear, Stearns & Co., and GE Capital Markets, Inc., dated as of September 20, 2006 (incorporated herein by reference to Exhibit 4.3 to our Registration Statement Form S-4, filed on November 2, 2006)

10.5(n)
Collateral Agreement, by and among BPC Acquisition Corp., as Borrower, each Subsidiary of the Borrower identified therein, and Wells Fargo Bank, N.A., as Collateral Agent, dated as of September 20, 2006 (incorporated herein by reference to Exhibit 4.4 to our Registration Statement Form S-4, filed on November 2, 2006)

10.6
Management Agreement, among Berry Plastics Corporation, Berry Plastics Group, Inc., Apollo Management VI, L.P., and Graham Partners, Inc., dated as of September 20, 2006. (incorporated herein by reference to our Registration Statement Form S-4, filed on May 14, 2007)

10.7
Termination Agreement, by and among Covalence Specialty Materials Holding Corp., Covalence Specialty Materials Corp., and Apollo Management V, L.P., dated as of April 3, 2007. (incorporated herein by reference to our Registration Statement Form S-4, filed on May 14,2007)

10.8	2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.8 to our Registration Statement Form S-4, filed on November 2, 2006)
10.9	Form of Performance-Based Stock Option Agreement of Berry Plastics Group, Inc. (incorporated herein by reference to Exhibit 10.9 to our Registration Statement Form S-4, filed on November 2, 2006)
10.10	Form of Accreting Stock Option Agreement of Berry Plastics Group, Inc. (incorporated herein by reference to Exhibit 10.10 to our Registration Statement Form S-4, filed on November 2, 2006)
10.11	Form of Time-Based Stock Option Agreement of Berry Plastics Group, Inc. (incorporated herein by reference to Exhibit 10.11 to our Registration Statement Form S-4, filed on November 2, 2006)
10.12
Form of Performance-Based Stock Appreciation Rights Agreement of Berry Plastics Group, Inc. (incorporated herein by reference to Exhibit 10.12 to our Registration Statement Form S-4, filed on November 2, 2006)

10.13
Employment Agreement, dated September 20, 2006, between Berry Plastics Corporation and Ira G. Boots (incorporated herein by reference to Exhibit 10.13 to our Registration Statement Form S-4, filed on November 2, 2006)

10.14
Employment Agreement, dated September 20, 2006, between Berry Plastics Corporation and James M. Kratochvil (incorporated herein by reference to Exhibit 10.14 to our Registration Statement Form S-4, filed on November 2, 2006)

10.15
Employment Agreement, dated September 20, 2006, between Berry Plastics Corporation and R. Brent Beeler (incorporated herein by reference to Exhibit 10.15 to our Registration Statement Form S-4, filed on November 2, 2006)

10.16
Employment Agreement, dated November 22, 1999 between Berry Plastics Corporation and G. Adam Unfried (incorporated herein by reference to Exhibit 10.23 of the Company’s Current Annual Report on Form 10-K filed with the SEC on March 22, 2006)

10.17
Amendment No. 1 to Employment Agreement, dated November 22, 1999 between Berry Plastics Corporation and G. Adam Unfried dated November 23, 2004 (incorporated herein by reference to Exhibit 10.24 of the Company’s Current Annual Report on Form 10-K filed with the SEC on March 22, 2006)

10.18
Amendment No. 2 to Employment Agreement, dated November 22, 1999 between Berry Plastics Corporation and G. Adam Unfried dated March 10, 2006 (incorporated herein by reference to Exhibit 10.25 of the Company’s Current Annual Report on Form 10-K filed with the SEC on March 22, 2006)

10.19
Amendment No. 3 to Employment Agreement, dated November 22, 1999 between Berry Plastics Corporation and G. Adam Unfried dated September 20, 2006. (incorporated herein by reference to our Registration Statement Form S-4, filed on May 14,2007)

10.20*	Employment Agreement, dated April 3, 2007 between Berry Plastics Corporation and Thomas E. Salmon
10.21*	Purchase and Sale Agreement, dated as of December 15, 2008, by and between BP Parallel Corporation, a Delaware corporation, and Apollo Management VI, L.P., a Delaware limited partnership
12.1*	Computation of Ratio of Earnings to Fixed Charges
21.1*	Subsidiaries of the Registrant
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1*	Section 1350 Certification of the Chief Executive Officer
32.2*	Section 1350 Certification of the Chief Financial Officer

*Filed herewith.